Form 10-Q
period 1995-10-31
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1995-12-20
CIK 810628

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended: October 31, 1995

Commission File Number: 34-11686

                  PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                  ------------------------------------------
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                 22-2515864
           --------                                 ----------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

               65 Railroad Avenue, Ridgefield, New Jersey 07657
               ------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (201) 941-6550

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        Yes    X              No _____

     As of December 15, 1995, there were 8,319,833 shares of common stock outstanding of which 1,441,500 of such shares were held by unaffiliated persons. The Company is not aware of the market value of the unaffiliated shares.

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   CONTENTS

                                                                    Page
                                                                    ----
Part I  FINANCIAL INFORMATION:

        Item 1.  Financial Statements:

                 Consolidated Balance Sheets as of
                 October 31, 1995 and July 31, 1995                 2-3

                 Consolidated Statements of Operations
                 for the three month periods ended
                 October 31, 1995 and 1994                           4

                 Consolidated Statements of Cash Flows
                 for the three month periods ended
                 October 31, 1995 and 1994                          5-6

                 Notes to Consolidated Financial Statements         7-10

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     11-13

Part II  OTHER INFORMATION:

        Item 1. to Item 6.                                           14

        Signatures                                                   15

                                **************

Part I. Financial Information

Item 1. Financial Statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                       October 31,     July 31,
                                                          1995           1995
                                                          ----           ----
                                                       (Unaudited)
           ASSETS
           ------
CURRENT ASSETS:
  Cash and cash equivalents                            $  5,776       $  4,741
  Accounts receivable, less allowance of
    $2,354 and $2,550, respectively                      27,016         40,561
  Inventories                                            53,619         41,026
  Prepaid expenses and other current assets               3,581          2,139
                                                     ----------      ---------
  TOTAL CURRENT ASSETS                                   89,992         88,467

EXCESS COST OF INVESTMENT OVER NET ASSETS
  ACQUIRED                                               43,153         43,286
PROPERTY, PLANT AND EQUIPMENT, net                       44,822         44,795
OTHER ASSETS, net                                         5,128          5,370
NOTES AND INTEREST RECEIVABLE FROM OFFICERS                 464            374
                                                     ----------      ---------
TOTAL ASSETS                                           $183,559       $182,292
                                                     ==========      =========

                                                                    (Continued)

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (Continued)

                                                       October 31,     July 31,
                                                          1995           1995
                                                          ----           ----
                                                       (Unaudited)
   LIABILITIES AND STOCKHOLDERS' DEFICIT
   -------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                                 $ 25,893       $ 26,494
  Accounts payable                                        20,774         19,673
  Other current liabilities                               10,683         12,842
  Accrued interest                                         6,093          2,620
  Current portion of long-term debt                        1,260          1,271
                                                       ---------      ---------

  TOTAL CURRENT LIABILITIES                               64,703         62,900

OTHER LONG-TERM LIABILITIES                                1,297          1,195
DEFERRED INCOME TAXES                                      1,191          1,200
LONG-TERM DEBT                                           125,735        125,741
                                                       ---------      ---------

  TOTAL LIABILITIES                                      192,926        191,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, par value $.01; 10,000,000 shares
    authorized; 8,319,833 shares issued and
    outstanding at October 31, 1995 and
    July 31, 1995, respectively                               83             83
  Additional paid-in capital                              12,107         12,107
  Accumulated deficit                                    (17,589)       (17,048)
  Due from majority stockholder                           (3,853)        (3,853)
  Receivable from officer, including
    accrued interest                                        (717)          (717)
  Minimum pension liability                                 (250)          (250)
  Cumulative foreign currency translation
    adjustment                                               852            934
                                                       ---------      ---------

  TOTAL STOCKHOLDERS' DEFICIT                             (9,367)        (8,744)
                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $183,559       $182,292
                                                       =========      =========

                                                                     (Concluded)


                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)

                                                           Three Months Ended
                                                               October 31,
                                                           ------------------
                                                           1995          1994
                                                           ----          ----
                                                              (Unaudited)

Net sales                                               $   44,872   $   37,498
Cost and expenses:
  Cost of goods sold                                        35,292       28,087
  Selling, general and administrative                        5,673        7,185
                                                        ----------   ----------
                                                            40,965       35,272
                                                        ----------   ----------

    Operating income                                         3,907        2,226
                                                        ----------   ----------

Other income (expense):
  Interest expense, net and amortization of
    deferred financing costs                                (4,266)      (3,792)
  Foreign exchange (loss) gain                                 (28)          26
  Other, net                                                   209          (83)
                                                        ----------   ----------
                                                            (4,085)      (3,849)
                                                        ----------   ----------

Loss before income taxes                                      (178)      (1,623)

Income tax (provision) benefit                                (363)         378
                                                        ----------   ----------

NET LOSS                                                $     (541)  $   (1,245)
                                                        ==========   ==========

NET LOSS PER COMMON SHARE:                              $     (.07)  $     (.15)
                                                        ==========   ==========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                          8,319,833    8,319,833
                                                        ==========   ==========

                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                           Three Months Ended
                                                               October 31,
                                                           ------------------
                                                           1995          1994
                                                           ----          ----
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $    (541)    $ (1,245)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                             325          536
      Depreciation                                           1,424        1,271
      Deferred income taxes                                     (9)         (46)
      Gain on sale of property                                (286)          --
      Provision for losses on accounts receivable             (196)         (40)
      Changes in assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                              13,656       14,957
           Inventories                                     (12,615)     (17,889)
           Prepaid expenses and other current assets        (1,445)         248
           Other assets, net                                    49          161
           Notes and interest receivable from officers         (90)          (3)
        Increase (decrease) in liabilities:
           Accounts payable, other current liabilities
             and accrued interest                            2,489       (1,157)
           Other long-term liabilities                         112          210
                                                          --------     --------

           Net cash provided by (used in) operating
             activities                                      2,873       (2,997)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (2,058)      (1,480)
  Proceeds from sale of property                               830           --
                                                          --------     --------
           Net cash used in investing activities          $ (1,228)    $ (1,480)
                                                          --------     --------

                                                                     (Continued)

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Continued)

                                                           Three Months Ended
                                                              October 31,
                                                         ----------------------
                                                          1995            1994
                                                         ------          ------
                                                               (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments):
    Revolving credit facility, net                       $ (601)         $3,917
                                                         ------          ------

    Net cash (used in) provided by financing activities    (601)          3,917

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (9)           (208)
                                                         ------          ------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        1,035            (768)

CASH AND CASH EQUIVALENTS,
  beginning of period                                     4,741           4,297
                                                         ------          ------

CASH AND CASH EQUIVALENTS,
  end of the period                                      $5,776          $3,529
                                                         ======          ======

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

  Cash paid during the periood for:

    Interest                                             $  739          $  238
                                                         ======          ======

    Income taxes                                         $   --          $   --
                                                         ======          ======


                                                                     (Concluded)


                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)



A. ORGANIZATION

On July 6, 1994, Ozite Corporation ("Ozite") entered into an Agreement and Plan of Merger with Pure Tech International, Inc. ("Pure Tech") for the combination of the companies (the "Merger"). The Merger was approved by the Stockholders of Pure Tech and Ozite at a joint meeting on July 26, 1995 and became effective as of the close of business July 31, 1995.

As of October 31, 1995, Ozite owned approximately 83% of the outstanding common stock of PST. Ozite is a wholly-owned subsidiary of Pure Tech as a result of the Merger.

Plastic Specialties and Technologies, Inc. ("PST" or the "Company") was formed in 1984 by its senior management to acquire the plastic specialty sector of Dart & Kraft through a leveraged buyout. PST Holdings, Inc. ("Holdings") was incorporated in March 1987 as a wholly-owned subsidiary of Sage Group, Inc. ("Sage") for the purpose of acquiring PST. On August 24, 1990, Sage was merged with and into Ozite Corporation ("Ozite") with Ozite being the surviving corporation.

On October 29, 1993, Holdings was merged with and into PST with PST surviving the merger (the "PST Merger"). Pursuant to the PST Merger, each issued and outstanding share of common stock of Holdings was automatically converted into one issued and outstanding share of common stock of PST. All outstanding warrants, which were exercisable for common stock of Holdings, upon the PST Merger, became exercisable for common stock of PST. The PST Merger was accounted for at historical cost in a manner similar to the pooling-of-interests method of accounting as it was a merger of entities under common control. Upon consummation of the PST Merger, the historical consolidated financial statements of Holdings became the historical consolidated financial statements of PST.

B. INTERIM FINANCIAL INFORMATION

The consolidated balance sheet of PST as of October 31, 1995, the consolidated statements of operations for the three month periods ended October 31, 1995 and 1994 and the consolidated statements of cash flows for the three months ended October 31, 1995 and 1994 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The July 31, 1995 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

C. RELATED PARTIES

Investment in Bagcraft Corporation of America ("Bagcraft")

PST acquired from Bagcraft a $5,000 subordinated note bearing interest at a rate of 13-1/2% per annum and 50,000 shares of 13-1/2% cumulative redeemable preferred stock with a liquidation preference of $5,000 in Bagcraft with $10,000 of the net proceeds of a public offering of senior secured notes, senior subordinated notes and detachable warrants in 1987. Bagcraft is a wholly-owned subsidiary of BCA Holdings, Inc. ("BCA"), and BCA is a wholly-owned subsidiary of ARTRA Group Incorporated ("Artra"), an affiliated company. The preferred stock is mandatorily redeemable on July 1, 1997. The Company has not received or recorded cumulative preferred dividends due to cash payment restrictions imposed by Bagcraft's secured lender. In March 1993, the Company had received 675 shares of BCA Preferred Stock having a liquidation preference equal to the amount of interest due for the period from December 1, 1991 to November 30, 1992 ($675 in the aggregate) in lieu of receipt of payment of interest from Bagcraft for such period. The BCA Preferred Stock provides a $1,000 per share liquidation preference and annual cumulative dividends of $60.00 per share when and if declared by BCA.

In July 1993, the Company recorded an impairment of its investment in Bagcraft by establishing a valuation reserve to write-off the $10,000 carrying value of such investment as the Company was unable to determine, with reasonable certainty, whether or when it would realize its investment in Bagcraft. On December 28, 1993, PST received from Bagcraft $5,000 in cash and 3,000 shares of BCA Preferred Stock as payment in full for the $5,000 subordinated note and unpaid interest due from Bagcraft totaling $3,094, respectively, and recorded a $5,000 gain for the recovery of its investment in the Bagcraft Subordinated Note. Additionally, the interest due from Bagcraft had been fully reserved and interest income was not recorded for the receipt of the BCA Preferred Stock as such stock is not freely transferable.

As of October 31, 1995 and July 31, 1995 the Company had not received or recorded dividends of $6,118 and $5,894, respectively, related to the investment in Bagcraft and BCA Preferred Stock. Under the terms of the Merger, the Company intends to declare a dividend of the Bagcraft Investment to Shareholders. There is currently no public market for the Bagcraft or BCA Preferred Stock.

Investment in Artra

PST holds 772,000 shares of common stock of Artra (the "Artra Common Shares").


The investment in the Artra Common Shares, which represents approximately 11.5% of the outstanding common stock of Artra at July 31, 1995, is accounted for under the equity method of accounting as the Company, through certain principal stockholders and officers of Ozite, exercises significant influence over the policy decisions of Artra. Through the Company's recording of its share of the net losses of Artra and other related items, the carrying value of the investment in the Artra Common Shares has been reduced to zero.

In connection with the Merger (see Note A), on July 13, 1995 PST declared a dividend of the 772,000 Artra Common Shares to all stockholders of record as of July 31, 1995. Based on this declaration 638,444 and 133,556 shares are in the process of being transferred to Ozite and the minority stockholders, respectively. Such shares to be received by Ozite will be distributed in connection with the settlement of Ozite's liabilities. The 772,000 Artra
Common Shares are unregistered.

D. INCOME TAXES

In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments of approximately $2,634 (75,247,000 Belgian francs) for the disallowance of certain foreign tax credits claimed for the years ended July
31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $1,123 (32,083,000 Belgian francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurances whether or when such appeals will be accepted.

E. COMMITMENTS AND CONTINGENCIES

On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary, was served with a third party complaint in the matter of United
                                                                     ------
States v. Davis. In Davis, the United States has alleged that certain private
---------------     -----
entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island. The defendants/third party plaintiffs have impleaded Ware Chemical (but not PST), alleging that Ware Chemical and other third party defendants are also liable for cleanup costs at this site, because, according to the allegation, Ware Chemical (then owned by Dart & Kraft; now Kraft, Inc.) arranged for the disposal of hazardous substances that were eventually disposed of at the Davis site. The alleged disposal by Ware Chemical took place between 1975 and 1976. Ware Chemical is one of over 100 parties that have been named as defendants or third party defendants in this matter. The most recent estimate of the cost of the remediation to the 100 third party defendants at the Davis site (according to counsel for the defendants/third party plaintiffs) is upwards of $25,000. No discovery has been permitted by the court and a trial is not expected before 1997.

Liability under CERCLA is, in most instances, strict, joint and several (meaning that Ware Chemical could be liable for all response costs incurred at the Davis site). However, Ware Chemical has no assets and has been dormant since 1988. Furthermore, PST is not aware of any evidence at this time that directly establishes that the materials transshipped to the Davis site were materials sent by Ware Chemical. Finally, liability at CERCLA sites is typically shared with other potentially responsible parties, and costs are commonly allocated according to the relative volumes of waste deposited at a particular site. PST does not currently have information as to Ware Chemical's relative share of the waste allegedly deposited at the Davis site; however, based on documents provided to PST, the absolute volume of waste allegedly sent to the site by Ware Chemical is small. Ware Chemical, as well as many of the other third party defendants, received and rejected an offer to settle this matter for $250 each. For these reasons, and because Ware Chemical is a dormant subsidiary without any assets, management believes that this litigation involving Ware Chemical will not have a material adverse effect upon the financial position or results of operations of the Company. In addition, even if Ware Chemical were to be found responsible for a portion of such cleanup cost, PST believes that Kraft is obligated to indemnify it for all costs and expenses incurred in connection with the Davis claim under the terms of the 1984 Agreement of Purchase and Sale between Dart & Kraft and PST. However, Kraft has denied that it is obligated to indemnify Ware Chemical for this matter. At this time, the Company is unable to assess with any reasonable certainty its ultimate liability, if any, for this matter and, therefore, has not accrued any liability.

The Company's Belgian subsidiary has received an income tax assessment and may be subject to similar assessments in the future (See Note D).

Additionally, the Company is party to certain other litigation and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three month periods ended October 31, 1995 and 1994:


                                                             1994       1993
                                                            ------      ------

Net sales.................................................  100.0%100.0%
Cost of goods sold........................................  (78.7)(74.9)
                                                            ------      ------
   Gross profit...........................................   21.3 25.1
Selling, general and administrative expenses..............  (12.6)(l9.2)
                                                            ------      ------
   Operating income.......................................    8.7  5.9
Interest expenses, net and amortization of
   deferred financing costs...............................   (9.5)      (10.1)
Foreign exchange (loss) gain..............................    0.0         0.0
Other, net................................................    0.4         0.1
                                                            ------      ------
Loss before income taxes..................................   (0.4)       (4.3)
Income tax (provision) benefit............................   (0.8)        1.0
                                                            ------      ------
NET LOSS..................................................   (1.2)%      (3.3)%
                                                            ======      ======

Three months ended October 31, 1995 vs. three months ended October 31, 1994:

Net sales for the three months ended October 31, 1995 were $44,872,000, an increase of $7,374,000 or 19.6%, compared to net sales of $37,498,000 for the three months ended October 31, 1994. The increase was the result of increased sales volume in garden hose, non-medical grade PVC compound, medical tubing, and certain price increases. The increase was partially offset by decreased sales volume in medical grade PVC compound, rubber gaskets, dip tubing and non-woven textiles.

Gross profit for the three months ended October 31, 1995 was $9,580,000, an increase of $169,000 (1.8%) compared to gross profit of $9,411,000 for the three months ended October 31, 1994. Gross profit as a percentage of net sales decreased to 21.3% from 25.1% for the same periods. This decrease is primarily attributable to product mix, increased overhead and direct labor costs partially offset by decreasing raw material costs, particularly resin and plasticizer.

Selling, general and administrative expenses for the three months ended October 31, 1995 were $5,673,000, a $1,512,000 (21.0%) decrease compared to the three months ended October 31, 1994. As a percentage of net sales, these expenses decreased to 12.6% compared to 19.2% for the same periods. The decrease in selling, general and administrative expenses was primarily attributable to a reduction in professional fees, insurance expense, promotional expense and corporate expenses. The reduction in professional fees was mainly due to the completion of the implementation of a fully integrated management software system in fiscal 1995 at the Colorite division. As a result of higher safety oriented procedures and an improved claim history, the Company reduced first quarter insurance expenses. Promotional expenses and other selling expenses normally associated with higher sales volume were negligible as the company had strong orders at the fiscal 1995 year end which resulted in early fiscal 1996 sales. Included in the decrease in corporate expenses were aggregate decreases in management compensation.

Operating income for the three months ended October 31, 1995 and 1994 was $3,907,000 (8.7% of net sales) and $2,226,000 (5.9% of net sales), respectively. The $1,681,000 (75.5%) increase was primarily attributable to higher sales volume and a decrease in selling and administration expenses partially offset by an increase in cost of sales.

Interest expense, net and amortization of deferred financing costs for the three month periods ended October 31, 1995 and 1994 were $4,266,000 and $3,792,000, respectively. This $474,000 or 12.5% increase is primarily attributable to higher short-term borrowing.

During the first quarter of fiscal 1996, the Company recorded a gain of approximately $286,000 from the sale of its Schiller Park, Illinois facility. The gasket manufacturing operation which had occupied the facility moved to a leased facility in Schaumburg, Illinois.

The income tax benefit/(provision) related to continuing operations for the three months ended October 31, 1995 and 1994 included foreign, federal and state income taxes. The income tax provision for the three months ended October 31, 1995 comprised of a foreign income tax provision of $563,000 partially offset by a domestic federal and state benefit of $200,000 which is based on expected results for the full year. The income tax benefit for the three months ended October 31, 1994 is comprised of a domestic federal and state income tax benefit of $965,000 partially offset by a foreign income tax provision of $587,000. The income tax benefit/provision differs from the income tax benefit/provision calculated at the statutory rate due to the difference between the U.S. statutory rate and foreign income tax rates, state income taxes, amortization of goodwill and other non-deductible benefits.

The Company had a net loss of $541,000 for the three months ended October 31, 1995 compared to a net loss of $1,245,000 for three months ended October 31, 1994.

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

General

The Company's primary capital requirements are for working capital (principally inventory and accounts receivable) and to a lesser extent, capital expenditures and the Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available from banks or other institutional lenders and public offerings of debt securities. The Company believes that, based on current levels of operations and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including borrowings under the Revolving Credit Facility, will be adequate over the next several years to make required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital requirements.

The market for the Company's garden hose is seasonal, with sales to the consumer peaking in the spring and summer seasons. The Company's seasonal buildup of garden hose inventory, peaks in the second quarter. As in prior years, production levels remained high throughout the fourth quarter of fiscal 1995 to meet strong fourth quarter demand.

Cash and cash equivalents for the three months ended October 31, 1995 increased $1,035,000 compared to a decrease of $768,000 for the three months ended October 31, 1994. The changes for these periods were attributable to the factors discussed below.

For the three months ended October 31, 1995 net cash provided by operating activities was $2,873,000 comprised primarily of a decrease in accounts receivable of $13,656,000, an increase in other long-term liabilities of $112,000 and a net loss of $541,000 adjusted for non-cash charges for a gain on the sale of property of $286,000, depreciation of $1,424,000 and amortization of $325,000, partially offset by an increase in inventories of $12,615,000 and an increase in prepaid expenses and other current assets of $1,445,000. The Company funded these operations and incurred $2,058,000 for capital expenditures by borrowing an additional $601,000 under its Revolving Credit Facility.

For the three months ended October 31, 1994, net cash used in operating activities was $2,997,000, comprised primarily of an increase in inventories of $17,889,000 and a decrease in accounts payable, other current liabilities and accrued interest of $1,157,000 partially offset by a net loss of $1,245,000 adjusted for non-cash charges of depreciation of $1,271,000 and amortization of $536,000 and a decrease in accounts receivable of $14,957,000. The Company funded these operations, incurred $1,480,000 for capital expenditures by using $768,000 in cash and cash equivalents and by borrowing an additional $3,917,000 under its Revolving Credit Facility.

Working capital was $25,289,000 as of October 31, 1995 as compared to $25,567,000 as of July 31, 1995. This $278,000 decrease is primarily attributable to a decrease in accounts receivable ($27,016,000 compared to $40,561,000) and an increase in accrued interest ($6,093,000 compared to $2,620,000) partially offset by an increase in inventories ($53,619,000 compared to $41,026,000) and a decrease in other current liabilities ($9,131,000 compared to $12,842,000).

The Company's businesses are relatively stable and mature and do not generally require significant additions to plant and equipment. Capital expenditures for the three month period ended October 31, 1995 and 1994 were $2,058,000 and $1,480,000, respectively.

The Company is party to certain litigation and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations. See Note E to the consolidated financial statements included in Part I, Item 1 to this Form 10-Q. In addition, in January 1993 and 1994, the Company's Belgian subsidiary received income tax assessment of approximately $2,634,000 (75,247,000 Belgian francs) for the disallowance of certain foreign tax credits and investment losses claimed for the year ended July 31, 1990 and 1991. Additionally, in January 1994, the subsidiary received an income tax assessment of approximately $1,123,000 (32,083,000 Belgian francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium although there can be no assurance whether or when such appeals will be accepted.

Part II:    OTHER INFORMATION

Item 1.     Legal Proceedings:                  No reportable events

Item 2.     Changes in Securities:              None

Item 3.     Default upon Senior Securities:     None

Item 4.     Submission of Matters to a Vote
              of Security Holders:              None

Item 5.     Other Information:                  None

Item 6.     Exhibits and Reports on Form 8-K:   None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                           -------------------------------------------
                           Registrant





Date: December 19, 1995     By: Terence K. Brennan
      -----------------         ------------------
                                Terence K. Brennan
                                Chief Financial Officer