Form 10-Q
period 1996-01-31
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1996-03-25
CIK 810628

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended:    January 31, 1996

Commission File Number:   34-11686

                  PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
             -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                           22-2515864
-------------------------------                             -------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                         Identification No.)

              65 Railroad Avenue,  Ridgefield, New Jersey  07657
              --------------------------------------------------
                   (Address of principal executive offices)

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

               Yes   X        No _____

         As of March 21, 1996, there were 8,319,833 shares of common stock outstanding of which 1,441,500 of such shares were held by unaffiliated persons. The Company is not aware of the market value of the unaffiliated shares.

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                C O N T E N T S
                                                                        Page
                                                                        ----
Part I  FINANCIAL INFORMATION:

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets as of                  3-4
                      January 31, 1996 and July 31, 1995

                      Consolidated Statements of Operations              5-6
                      for the three and six month periods ended
                      January 31, 1996 and 1995

                      Consolidated Statements of Cash Flows              7-8
                      for the six month periods ended
                      January 31, 1996 and 1995

                      Notes to Consolidated Financial                    9-11
                      Statements

       Item 2.        Management's Discussion and Analysis              12-15
                      of Financial Condition and Results of
                      Operations

Part II  OTHER INFORMATION:

       Item 1 to Item 6.                                                   16

       Signatures                                                          17

                            * * * * * * * * * * * *

Part I.  Financial Information

Item 1.  Financial Statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                        January 31,     July 31,
                                                           1996           1995
                                                        -----------     --------
                                                        (Unaudited)
                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                           $     763     $   4,741
     Accounts receivable, less allowance of
        $2,392 and $2,550, respectively                     36,176        40,561
     Inventories                                            56,024        41,026
     Prepaid expenses and other current assets               6,320         2,139
                                                         ---------     ---------
     TOTAL CURRENT ASSETS                                   99,283        88,467

EXCESS COST OF INVESTMENT OVER NET ASSETS
     ACQUIRED                                               42,604        43,286
PROPERTY, PLANT AND EQUIPMENT, net                          43,917        44,795
OTHER ASSETS, net                                            4,886         5,370
NOTES AND INTEREST RECEIVABLE FROM OFFICERS                    381           374
                                                         ---------     ---------
TOTAL ASSETS                                             $ 191,071     $ 182,292
                                                         =========     =========

                                                                     (Continued)
                                       3

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (Continued)

                                                    January 31,      July 31,
                                                       1996            1995
                                                    -----------      --------
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Short-term borrowings                           $   43,740    $   26,494
     Accounts payable                                    19,004        19,673
     Other current liabilities                            9,405        12,842
     Accrued interest                                     2,717         2,620
     Current portion of long-term debt                    1,275         1,271
                                                     ----------    ----------
     TOTAL CURRENT LIABILITIES                           76,141        62,900

OTHER LONG-TERM LIABILITIES                               1,336         1,195
DEFERRED INCOME TAXES                                     1,136         1,200
LONG-TERM DEBT                                          125,121       125,741
                                                     ----------    ----------
     TOTAL LIABILITIES                                  203,734       191,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Common stock, par value $.01; 10,000,000 shares
         authorized; 8,319,833 shares issued and
         outstanding at January 31, 1996 and
         July 31, 1995                                       83            83
     Additional paid-in capital                          12,107        12,107
     Accumulated deficit                                (20,385)      (17,048)
     Due from majority stockholder                       (3,853)       (3,853)
     Receivable from officer,
         including accrued interest                        (717)         (717)
     Minimum pension liability                             (250)         (250)
     Cumulative foreign currency translation
         adjustment                                         352           934
                                                     ----------    ----------
     TOTAL STOCKHOLDERS' DEFICIT                        (12,663)       (8,744)
                                                     ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $  191,071    $  182,292
                                                     ==========    ==========

                                                                  (Concluded)

                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)

                                                       Three Months Ended
                                                           January 31,
                                                       -------------------
                                                       1996           1995
                                                       ----           ----
                                                          (Unaudited)

Net sales                                          $    52,069    $    48,528
                                                   -----------    -----------
Cost and expenses:
     Cost of goods sold                                 39,870         37,171
     Selling, general and administrative                 8,111          7,640
                                                   -----------    -----------
                                                        47,981         44,811
                                                   -----------    -----------
         Operating income                                4,088          3,717
                                                   -----------    -----------
Other expense:
     Interest expense, net and amortization of
         deferred financing costs                       (4,868)        (4,410)
     Foreign exchange loss                                 (38)           (15)
     Other, net                                            (59)           (45)
                                                   -----------    -----------
                                                        (4,965)        (4,470)
                                                   -----------    -----------
Loss before income taxes and discontinued
    operations                                            (877)          (753)

Income tax benefit (provision)                             299            (28)
                                                   -----------    -----------
Loss before discontinued operations                       (578)          (781)

Discontinued operations:
     Loss on sale of Ozite Manufacturing                 1,445           --
     Loss from discontinued operations                     773            327
                                                   -----------    -----------
                                                         2,218            327

NET LOSS                                           $    (2,796)   $    (1,108)
                                                   ===========    ===========
NET LOSS PER COMMON SHARE:
     Loss before discontinued operations                  (.07)          (.09)
     Discontinued operations                              (.27)          (.04)
                                                   -----------    -----------
NET LOSS PER COMMON SHARE:                         $      (.34)   $      (.13)
                                                   ===========    ===========
WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                   8,319,833      8,319,833
                                                   ===========    ===========


                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)

                                                       Six Months Ended
                                                         January  31,
                                                       ----------------
                                                     1996             1995
                                                     ----             ----
                                                          (Unaudited)

Net sales                                       $      94,344    $      83,179
                                                -------------    -------------
Cost and expenses:
     Cost of goods sold                                72,981           62,864
     Selling, general and administrative               13,162           14,175
                                                -------------    -------------
                                                       86,143           77,039
                                                -------------    -------------
         Operating income                               8,201            6,140
                                                -------------    -------------
Other (expense) income:
     Interest expense, net and amortization of
         deferred financing costs                      (9,134)          (8,202)
     Foreign exchange (loss) gain                         (66)              11
     Other, net                                           150             (128)
                                                -------------    -------------
                                                       (9,050)          (8,319)
                                                -------------    -------------
Loss before income taxes and discontinued
    operations                                           (849)          (2,179)

Income tax (provision) benefit                            (64)             350
                                                -------------    -------------
Loss before discontinued operations                      (913)          (1,829)

Discontinued operations:
     Loss on sale of Ozite Manufacturing                1,445             --
     Loss from discontinued operations                    979              524
                                                -------------    -------------
                                                        2,424              524

NET LOSS                                        $      (3,337)   $      (2,353)
                                                =============    =============

LOSS PER COMMON SHARE:
     Loss before discontinued operations        $        (.11)   $        (.22)
     Discontinued operations                             (.29)            (.06)
                                                -------------    -------------
NET LOSS PER COMMON SHARE:                      $        (.40)   $        (.28)
                                                =============    =============
WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                  8,319,833        8,319,833
                                                =============    =============

                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                           Six Months Ended
                                                              January 31,
                                                           -----------------
                                                           1996         1995
                                                           ----         ----
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $ (3,337)     $(2,353)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Gain on sale of property                       (301)          -
              Amortization                                  1,073        1,071
              Depreciation                                  2,834        2,588
              Deferred income taxes                           (64)         (31)
              Provision for losses on accounts
                receivable                                    (21)          49
              Changes in assets and liabilities:
                  (Increase) decrease in assets:
                      Accounts receivable                   2,971        1,623
                      Inventories                         (17,053)     (29,408)
                      Prepaid expenses and other
                        current assets                     (1,026)        (145)
                      Other assets, net                       (53)         214
                      Notes and interest receivable
                        from officers                          (7)          (7)
                  Increase (decrease) in liabilities:
                      Accounts payable, other current
                        liabilities and accrued interest   (3,735)      (1,318)
                      Other long-term liabilities             141          204
                                                          -------     --------
                  Net cash used in operating activities
                     from continuing operations           (18,578)     (27,513)
                                                         --------     --------
                  Adjustment for Loss on sale of
                     discontinued operations                1,445           -
                                                         --------     --------
                  Net cash used in operating
                     activities                           (17,133)     (27,513)
                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                  (4,616)      (2,907)
     Proceeds from sale of property                           848           -
                                                         --------     --------
                      Net cash used in investing
                        activities                       $ (3,768)    $ (2,907)
                                                        ---------     ---------

                                                                    (Continued)
                                       7

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Continued)

                                                       Six Months Ended
                                                          January 31,
                                                       -----------------
                                                       1996         1994
                                                       ----         ----
                                                          (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (repayments):
         Revolving credit facility, net              $ 17,246     $ 29,512
         Foreign term loan                               (639)        (568)
         Foreign capital lease                            146           -
         Advances to majority
            stockholder - Ozite Corp.                      -          (179)
                                                     --------     --------
         Net cash provided by financing activities     16,753       28,765

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   170         (110)
                                                     --------     --------
NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                  (3,978)      (1,765)

CASH AND CASH EQUIVALENTS,
     beginning of the period                            4,741        4,297
                                                     --------     --------
CASH AND CASH EQUIVALENTS,
     end of the period                               $    763     $  2,532
                                                     ========     ========
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:

     Cash paid during the period for:

         Interest                                    $  8,655     $  7,758
                                                     ========     ========
         Income taxes                                $    652     $    574
                                                     ========     ========

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

As of January 31, 1996, Ozite owned approximately 83% of the outstanding common stock of Plastic Specialties and Technologies, Inc. ("PST" or the "Company"). Ozite is a wholly-owned subsidiary of Pure Tech as a result of the Merger.

PST was formed in 1984 by its senior management to acquire the plastic specialty sector of Dart & Kraft through a leveraged buyout. PST Holdings, Inc. ("Holdings") was incorporated in March 1987 as a wholly-owned subsidiary of Sage Group, Inc. ("Sage") for the purpose of acquiring PST. On August 24, 1990, Sage was merged with and into Ozite Corporation ("Ozite") with Ozite being the surviving corporation.

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

On December 21, 1995, PST entered into an Asset Purchase Agreement (the "Agreement") with Foss Manufacturing Company, Inc. ("Foss") for the sale of certain assets of PST's Ozite Manufacturing Division ("Ozite Mfg.") in Libertyville, Illinois to Foss as of January 31, 1996. The Company had been exploring a relocation alternative until this unsolicited offer was accepted. Under the terms of the Agreement, Foss purchased Ozite Mfg.'s accounts receivable and inventory, net of reserves, as well as certain prepaid expenses, trade names, trademarks, and patents for approximately $3,000,000, which was received by PST on February 12, 1996. Furthermore, the Agreement provides that the Company will receive a minimum of $450,000 for all of its machinery and equipment at the facility.

Accordingly, the Ozite Mfg. operations have been reflected as discontinued operations in the statements of operations and cash flows for all periods presented with receivables from Foss included in prepaid expenses and other current assets at January 31, 1996.

B.  INTERIM FINANCIAL INFORMATION

The consolidated balance sheet of PST as of January 31, 1996, the consolidated statements of operations for the three and six month periods ended January 31, 1996 and 1995 and the consolidated statements of cash flows for the six months ended January 31, 1996 and 1995 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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


C.  RELATED PARTIES - DIVIDENDS

Investment in Bagcraft Corporation of America ("Bagcraft")

PST acquired from Bagcraft a $5,000 subordinated note bearing interest at a rate of 13-1/2% per annum and 50,000 shares of 13-1/2% cumulative redeemable preferred stock with a liquidation preference of $5,000 in Bagcraft with $10,000 of the net proceeds of a public offering of senior secured notes, senior subordinated notes and detachable warrants in 1987. Bagcraft is a wholly-owned subsidiary of BCA Holdings, Inc. ("BCA"), and BCA is a wholly-owned subsidiary of ARTRA Group Incorporated ("Artra"), an affiliated company. The preferred stock is mandatorily redeemable on July 1, 1997. The Company has not received or recorded cumulative preferred dividends due to cash payment restrictions imposed by Bagcraft's secured lender. In March 1993, the Company had received 675 shares of preferred stock of BCA ("BCA Preferred Stock") having a liquidation preference equal to the amount of interest due for the period from December 1, 1991 to November 30, 1992 ($675 in the aggregate) in lieu of receipt of payment of interest from Bagcraft for such period. The BCA Preferred Stock provides a $1,000 per share liquidation preference and annual cumulative dividends of $60.00 per share when and if declared by BCA.

As of January 31, 1996 and July 31, 1995, the Company had not received or recorded dividends of $6,341 and $5,894, respectively, related to the investment in Bagcraft and BCA Preferred Stock. Under the terms of the Merger, the Company intends to declare a dividend of the Bagcraft Investment to Shareholders. There is currently no public market for the Bagcraft or BCA Preferred Stock.

Investment in Artra

PST previously held 772,000 shares of common stock of Artra (the "Artra Common Shares"). The investment in the Artra Common Shares, which represented approximately 11.5% of the outstanding common stock of Artra at July 31, 1995, was accounted for under the equity method of accounting as the Company, through certain principal stockholders and officers of Ozite, exercises significant influence over the policy decisions of Artra. Through the Company's recording of its share of the net losses of Artra and other related items, the carrying value of the investment in the Artra Common Shares had been reduced to zero.

In connection with the Merger (see Note A), on July 13, 1995 PST declared a dividend of the 772,000 Artra Common Shares to all stockholders of record as of July 31, 1995. Based on this declaration 638,452 shares have been transferred to Ozite and 133,548 shares are in the process of being transfered for the minority stockholders, respectively. Such shares received by Ozite have been distributed in connection with the settlement of certain of Ozite's liabilities.

D.  INCOME TAXES

In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments of approximately $2,461 (75,247,000 Belgian francs) for the disallowance of certain foreign tax credits claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $1,049 (32,083,000 Belgian francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurances whether or when such appeals will be accepted.

E.  COMMITMENTS AND CONTINGENCIES

On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary, was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island. The defendants/third party plaintiffs have impleaded Ware Chemical (but not PST), alleging that Ware Chemical and other third party defendants are also liable for cleanup costs at this site, because, according to the allegation, Ware Chemical (then owned by Dart & Kraft; now Kraft, Inc.) arranged for the disposal of hazardous substances that were eventually disposed of at the Davis site. The alleged disposal by Ware Chemical took place between 1975 and 1976. Ware Chemical is one of over 100 parties that have been named as defendants or third party defendants in this matter. The most recent estimate of the cost of the remediation to the 100 third party defendants at the Davis site (according to counsel for the defendants/third party plaintiffs) is upwards of $25,000. Limited discovery has been permitted by the court and a trial is not expected before 1997.

Liability under CERCLA is, in most instances, strict, joint and several (meaning that Ware Chemical could be liable for all response costs incurred at the Davis site). However, Ware Chemical has no assets and has been dormant since 1988. In addition, liability at CERCLA sites is typically shared with other potentially responsible parties, and costs are commonly allocated according to the relative volumes of waste deposited at a particular site. PST does not currently have information as to Ware Chemical's relative share of the waste allegedly deposited at the Davis site; however, based on documents provided to PST, the absolute volume of waste allegedly sent to the site by Ware Chemical is small. Ware Chemical, as well as many of the other third party defendants, received and rejected an offer to settle this matter for $250 each. For these reasons, and because Ware Chemical is a dormant subsidiary without any assets, management believes that this litigation involving Ware Chemical will not have a material adverse effect upon the financial position or results of operations of the Company. In addition, even if Ware Chemical were to be found responsible for a portion of such cleanup cost, PST believes that Kraft is obligated to indemnify it for all costs and expenses incurred in connection with the Davis claim under the terms of the 1984 Agreement of Purchase and Sale between Dart & Kraft and PST. However, Kraft has denied that it is obligated to indemnify Ware Chemical for this matter. At this time, the Company is unable to assess with any reasonable certainty its ultimate liability, if any, for this matter and, therefore, has not accrued any liability.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and six month periods ended January 31, 1996 and 1995:

                                   Three Months Ended         Six Months Ended
                                       January 31,               January 31,
                                      1996     1995             1996     1995
                                      ----     ----             ----     ----
Net sales                              100%     100%             100%     100%
Cost of goods sold                   (76.6)   (76.6)           (77.4)   (75.6)
                                     -----    -----            -----    -----
     Gross profit                     23.4     23.4              22.6    24.4
Selling, general and
     administrative expenses         (15.6)   (15.7)           (14.0)   (17.0)
                                     -----    -----            -----    -----
     Operating income                  7.8      7.7              8.6      7.4
Interest expenses, net and
     amortization of deferred
     financing costs                  (9.3)    (9.1)            (9.7)    (9.9)
Foreign exchange (loss) gain          (0.1)     0.0              0.0      0.0
Other, net                            (0.1)    (0.2)             0.2     (0.1)
                                     -----    -----            -----    -----
Loss before income taxes and
     discontinued operations          (1.7)    (1.6)            (0.9)    (2.6)
Income tax (provision) benefit         0.6     (0.0)            (0.0)     0.4
                                     -----    -----            -----    -----
Loss before discontinued operations   (1.1)%   (1.6)            (0.9)    (2.2)
Loss from discontinued operations     (4.3)    (0.7)            (2.6)    (0.6)
                                     -----    -----            -----    -----
NET LOSS                              (5.4)%   (2.3)%           (3.5)%   (2.8)%
                                     =====    =====            ======   =====

Three months ended January 31, 1996 vs. three months ended January 31, 1995:

Net sales for the three months ended January 31, 1996 were $52,069,000, an increase of $3,541,000 or 7.3%, compared to net sales of $48,528,000 for the three months ended January 31, 1995. The increase was the result of increased sales volume in garden hose, PVC compound, non-medical grade compound and certain price increases. The increases were partially offset by decreased sales volume in dip tubing and rubber gaskets.

Gross profit for the three months ended January 31, 1996 was $12,199,000, an increase of $842,000 (7.4%) compared to January 31, 1995. Gross profit as a percentage of net sales remained stable at 23.4%. This is primarily attributable to decreases in raw material costs, particularly resin and plasticizers, offset by changes in product mix and increases in overhead and direct labor costs.

Selling, general and administrative expenses for the three months ended January 31, 1996 were $8,111,000, a $471,000 (6.2%) increase compared to the three months ended January 31, 1995. As a percentage of net sales, selling, general and administrative expenses decreased from 15.7% for the three months ended January 31, 1995 to 15.6% for the three months ended January 31, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to a reduction in professional fees offset by selling expense associated with higher sales volumes. The reduction in professional fees was mainly due to the completion of the implementation of a fully integrated management software system in fiscal 1995 at the Colorite division.

Operating income for the three months ended January 31, 1996 and 1995 was $4,088,000 (7.8% of net sales) and $3,717,000 (7.7% of net sales), respectively. The $371,000 (10.0%) increase was primarily attributable to higher sales volume partially offset by higher selling, general and administrative costs.

Interest expense, net and amortization of deferred financial costs for the three month periods ended January 31, 1996 and 1995 were $4,868,000 and $4,410,000, respectively. This $458,000 or 10.4% increase is primarily attributable to higher short-term borrowings as the Company maintained higher levels of receivables and inventory in order to meet increased sales volume.

The income tax benefit (provision) for the three months ended January 31, 1996 is comprised of a domestic federal and state income tax benefit of $800,000 partially offset by a foreign income tax provision of $501,000. For the three months ended January 31, 1995, the income tax provision is comprised of a foreign income tax provision of $543,000 and partially offset by a domestic federal and state income tax benefit of $515,000. The income tax benefit/provision differs from the income tax benefit/provision calculated at the statutory rate due to the difference between the U.S. statutory rate and foreign income tax rates, state income taxes, amortization of goodwill and other non-deductible benefits.

The Company recognized a loss on discontinued operations for the three months ended January 31, 1996. The loss is comprised of a loss on the sale of certain assets and discontinued operations from its Ozite Manufacturing Division ("Ozite Mfg.") of $1,445,000 and a loss of $773,000 from Ozite Mfg.'s operations for the quarter. In the same period a year ago, there was an operating loss of $327,000. This segment's operations had manufactured non-woven textiles.

The Company had a net loss of $2,796,000 for the three months ended January 31, 1996 compared to a net loss of $1,108,000 for three months ended January 31, 1995.

Six months ended January 31, 1996 vs. six months ended January 31, 1995:

Net sales for the six months ended January 31, 1996 were $94,344,000, an increase of $11,165,000 or 13.4%, compared to net sales of $83,179,000 for the six months ended January 31, 1995. The increase was a result of increased sales volume in garden hose, non-medical grade PVC compound, medical tubing and certain price increases. The increase was partially offset by decreased sales volume in medical grade PVC compound, rubber gaskets, and dip tubing.

Gross profit for the six months ended January 31, 1996 was $21,363,000, an increase of $1,048,000 (5.2%) compared to gross profit of $20,315,000 for the six months ended January 31, 1995. Gross profit as a percentage of net sales decreased to 22.6% from 24.4% for the same periods. The decrease is gross profit as a percentage of sales is primarily attributable to changes in product mix, increased overhead and direct labor costs partially offset by decreasing raw material costs, particularly resin and plasticizer.

Selling, general and administrative expenses for the six months ended January 31, 1996 were $13,162,000, a $1,013,000 (7.2%) decrease compared to the six months ended January 31, 1995. As a percentage of net sales, these expenses decreased to 14.0% compared to 17.0% for the same periods. The decrease in selling, general and administrative expenses was primarily attributable to a reduction in professional fees, insurance expense, promotional expense and corporate expenses. The reduction in professional fees was mainly due to the completion of the implementation of a fully integrated management software system in fiscal 1995 at the Colorite division. As a result of higher safety oriented procedures and an improved claim history, the Company experienced reduced insurance expenses. Promotional expenses and other selling expenses normally associated with higher sales volume declined as the Company had strong orders at the fiscal 1995 year end which resulted in early fiscal 1996 sales. Included in the decrease in Corporate expenses were aggregate decreases in management compensation.

Operating income for the six months ended January 31, 1996 and 1995 was $8,201,000 (8.6% of net sales) and $6,140,000 (7.4% of net sales), respectively. The $2,061,000 (33.6%) increase was primarily attributable to higher sales volume partially offset by an increase in cost of sales.

Interest expense, net and amortization of deferred financial costs for the six month periods ended January 31, 1996 and 1995 were $9,134,000 and $8,202,000, respectively. This $932,000 or 11.4% increase is primarily attributable to higher short-term borrowing as the Company maintained higher levels of receivables and inventories in order to meet higher increased sales volume.

During the first quarter of fiscal 1996, the Company recorded a gain of approximately $286,000 from the sale of its Schiller Park, Illinois facility. The gasket manufacturing operation which had occupied the facility moved to a leased facility in Schaumberg, Illinois.

The income tax (provision)benefit related to continuing operations for the six months ended January 31, 1996 and 1995 included foreign, federal and state income taxes. The income tax provision for the six months ended January 31, 1996 is comprised of a foreign income tax provision of $1,064,000 partially offset by a domestic federal and state benefit of $1,000,000 which is based on expected results for the full year. The income tax benefit for the six months ended January 31, 1995 is comprised of a domestic federal and state income tax benefit of $1,480,000 partially offset by a foreign income tax provision of $1,130,000. The income tax benefit/provision differs from the income tax benefit/provision calculated at the statutory rate due to the difference between the U.S. statutory rate and foreign income tax rates, state income taxes, amortization of goodwill and other non-deductible benefits.

The Company recognized a loss on discontinued operations for the six months ended January 1, 1996. The loss is comprised of a loss on the sale of certain assets and discontinued operatons from Ozite Mfg. of $1,445,000 and a loss of $979,000 for Ozite Mfg.'s operations for the six month period. In the same period a year ago, there was an operating loss of $524,000.

The Company had a net loss of $3,337,000 for the six months ended January 31, 1996 compared to a net loss of $2,353,000 for six months ended January 31, 1995.

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

General

The Company's primary capital requirements are for working capital (principally inventory and accounts receivable) and to a lesser extent, capital expenditures. The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available from banks or other institutional lenders and public offerings of debt securities. The Company believes that, based on current levels of operations and anticipated growth, its cash flows from operations, together with other available sources of liquidity, including borrowings under the Revolving Credit Facility, will be adequate over the next several years to make required payments of principal and interest on its debt, to permit anticipated capital expenditures and to fund working capital requirements.

The market for the Company's garden hose is seasonal, with sales to the consumer peaking in the spring and summer seasons. The Company's seasonal buildup of garden hose inventory, peaks in the second quarter.

Cash and cash equivalents for the six months ended January 31, 1996 decreased $3,978,000 compared to a decrease of $1,765,000 for the six months ended January 31, 1995. The changes for these periods were attributable to the factors discussed below.

For the six months ended January 31, 1996 net cash used in operating activities was $17,133,000 comprised primarily of an increase in inventories of $17,053,000, an aggregate decrease in accounts payable, other current liabilities and accrued interest of $3,735,000, and an increase in prepaid expenses and other current assets of $1,026,000 partially offset by a net loss of $3,337,000 adjusted for non-cash charges of depreciation of $2,834,000, amortization of $1,073,000 and loss on sale of discontinued operations of $1,445,000 and a decrease in accounts receivable of $2,971,000. The Company funded these operations, incurred $4,616,000 for capital expenditures and repaid $639,000 of its foreign term loan by using $3,978,000 in cash and cash equivalents and by borrowing an additional $17,246,000 under is Revolving Credit Facility.

For the six months ended January 31, 1995, net cash used in operating activities was $27,513,000, comprised primarily of an increase in inventories of $29,408,000, and an aggregate decrease in accounts payable, other current liabilities and accrued interest of $1,318,000 partially offset by a net loss of $2,353,000 adjusted for non-cash charges of depreciation of $2,588,000 and amortization of $1,071,000 and a decrease in accounts receivable of $1,623,000. The Company funded these operations, incurred $2,907,000 for capital expenditures, repaid $568,000 of its foreign term loan and advanced $179,000 to its parent by using $1,765,000 in cash and cash equivalents and by borrowing an additional $29,512,000 under its Revolving Credit Facility.

Working capital was $23,142,000 as of January 31, 1996 as compared to $25,567,000 as of July 31, 1995. This $2,425,000 decrease is primarily attributable to an increase in short-term borrowing ($43,740,000 compared to $26,494,000) partially offset by an increase in inventories ($56,024,000 compared to $41,026,000).

The Company's businesses are relatively stable and mature and do not generally require significant additions to property, plant and equipment. Capital expenditures for the six month period ended January 31, 1996 and 1995 were $4,616,000 and $2,907,000, respectively. The increase is primarily attributable to the European operations which added a rubber compound line, an extrusion line, and a warehouse extension.

The Company is party to certain litigation and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations. See Note E to the consolidated financial statements included in Part I, Item 1 to this Form 10-Q. In addition, in January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments of approximately $2,461,000 (75,247,000 Belgian francs) for the disallowance of certain foreign tax credits and investment losses claimed for the year ended July 31, 1990 and 1991. Additionally, in January 1994, the subsidiary received an income tax assessment of approximately $1,049,000 (32,083,000 Belgian francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium although there can be no assurance whether or when such appeals will be accepted.

On December 21, 1995, PST entered into an Asset Purchase Agreement (the "Agreement") with Foss Manufacturing Company, Inc. ("Foss") for the sale of certain assets of PST's Ozite Manufacturing Division ("Ozite Mfg.") in Libertyville, Illinois to Foss as of January 31, 1996. The company had been exploring a relocation alternative until this unsolicited offer was accepted. Under the terms of the Agreement, Foss purchased Ozite Mfg.'s accounts receivable and inventory, net of reserves, as well as certain prepaid expenses, trade names, trademarks, and patents for approximately $3,000,000, which was received by PST on February 12, 1996. Furthermore, the Agreement provides that the Company will receive a minimum of $450,000 for all of its machinery and equipment at the facility.

Accordingly, the Ozite Mfg. operations have been reflected as discontinued operations in the statements of operations and cash flows for all periods presented with the assets held for sale included in prepaid assets and other current assets at January 31, 1996.

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

Item 3.  Default upon Senior Securities:       None

Item 4.  Submission of Matters to a Vote
                  of Security Holders:         None

Item 5.  Other Information:                    None

Item 6.  Exhibits and Reports on Form 8-K:     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                                     Registrant

Date: March 21, 1996                 By: Terence K. Brennan
                                         Terence K. Brennan
                                         Chief Financial Officer