Form 10-Q
period 1996-04-30
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1996-06-19
CIK 810628

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarterly Period Ended:    April 30, 1996

Commission File Number:   34-11686

                  PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)


                DELAWARE                                22-2515864
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                 Identification No.)

               65 Railroad Avenue, Ridgefield, New Jersey 07657
                   (Address of principal executive offices)

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

                Yes   X        No

      As of June 14, 1996, there were 8,319,833 shares of common stock outstanding of which 1,441,500 of such shares were held by unaffiliated persons. The Company is not aware of the market value of the unaffiliated shares.

    PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES

                          C O N T E N T S

                                                        Page
                                                        ----
Part I  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

             Consolidated Balance Sheets as of           3-4
             April 30, 1996 and July 31, 1995

             Consolidated Statements of Operations       5-6
             for the three and nine month periods ended
             April 30, 1996 and 1995

             Consolidated Statements of Cash Flows       7-8
             for the nine month periods ended
             April 30, 1996 and 1995

             Notes to Consolidated Financial            9-11
             Statements

    Item 2.  Management's Discussion and Analysis      12-15
             of Financial Condition and Results of
             Operations

Part II  OTHER INFORMATION:

    Item 1 to Item 6.                                     16

    Signatures                                            17

                      * * * * * * * * * * * *

Part I.  Financial Information

Item 1.  Financial Statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                 April 30,     July 31,
                                                   1996          1995
                                                   ----          ----
                                                (Unaudited)
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $ 5,201      $  4,741
   Accounts receivable, less allowance of
      $2,662 and $2,550, respectively              58,549        40,561
   Inventories                                     43,601        41,026
   Prepaid expenses and other current assets        2,686         2,139
                                                 --------      --------

   TOTAL CURRENT ASSETS                           110,037        88,467

EXCESS COST OF INVESTMENT OVER NET ASSETS
   ACQUIRED                                        42,265        43,286
PROPERTY, PLANT AND EQUIPMENT, net                 44,725        44,795
OTHER ASSETS, net                                   5,502         5,370
NOTES AND INTEREST RECEIVABLE FROM OFFICERS           385           374
                                                 --------      --------

TOTAL ASSETS                                     $202,914      $182,292
                                                 ========      ========

                                                                   (Continued)

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (Continued)

                                                 April 30,     July 31,
                                                  1996           1995
                                                  ----           ----
                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Short-term borrowings                         $ 36,991      $ 26,494
   Accounts payable                                22,151        19,673
   Other current liabilities                       10,251        12,842
   Accrued interest                                 6,220         2,620
   Current portion of long-term debt                1,722         1,271
                                                 --------      --------

   TOTAL CURRENT LIABILITIES                       77,335        62,900

OTHER LONG-TERM LIABILITIES                         1,327         1,195
DEFERRED INCOME TAXES                               1,114         1,200
LONG-TERM DEBT                                    127,899       125,741
                                                 --------      --------

   TOTAL LIABILITIES                              207,675       191,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Common stock, par value $.01; 10,000,000
     shares authorized; 8,319,833 shares
     issued and outstanding at April 30, 1996
     and July 31, 1995                                 83            83
   Additional paid-in capital                      12,107        12,107
   Accumulated deficit                            (13,197)      (17,048)
   Due from majority stockholder                   (3,853)       (3,853)
   Receivable from officer,
      including accrued interest                     (717)         (717)
   Minimum pension liability                         (250)         (250)
   Cumulative foreign currency translation
      adjustment                                    1,066           934
                                                 --------      --------

   TOTAL STOCKHOLDERS' DEFICIT                     (4,761)       (8,744)
                                                 --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $202,914      $182,292
                                                 ========      ========


                                                                 (Concluded)

                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)

                                                      Three Months Ended
                                                           April 30,
                                                      -------------------
                                                      1996           1995
                                                      ----           ----
                                                          (Unaudited)

Net sales                                            $83,848        $70,351
                                                   ---------      ---------
Cost and expenses:
   Cost of goods sold                                 61,365         54,840
   Selling, general and administrative                 8,509          6,294
                                                   ---------      ---------
                                                      69,874         61,134
                                                   ---------      ---------
      Operating income                                13,974          9,217
                                                   ---------      ---------

Other expense:
   Interest expense, net and amortization of
      deferred financing costs                        (4,613)        (4,808)
   Foreign exchange loss                                   9            (31)
   Other, net                                             38             64
                                                   ---------      ---------
                                                      (4,566)        (4,775)
                                                   ---------      ---------
Income before income taxes and discontinued
  operations                                           9,408          4,442

Income tax provision                                  (3,043)        (1,564)
                                                   ---------      ---------

Income before discontinued operations                  6,365          2,878

Discontinued operations:
  Reduction in loss on sale of Ozite Manufacturing
    due to increase in anticipated tax benefit           536             --
  Reduction in loss/ (Loss) from discontinued
    operations, (net of tax benefit of $288 in
    1996)                                                288           (181)
                                                   ---------      ---------
                                                         824           (181)

NET INCOME                                           $ 7,189        $ 2,697
                                                   =========      =========

NET INCOME (LOSS) PER COMMON SHARE:
   Income before discontinued operations                 .76            .34
   Income (loss) from discontinued operations            .10           (.02)

                                                   ---------      ---------

NET INCOME PER COMMON SHARE:                        $    .86       $    .32
                                                   =========      =========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                   8,319,833      8,319,833
                                                   =========      =========

                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)

                                                      Nine Months Ended
                                                           April 30,
                                                      ------------------
                                                      1996          1995
                                                      ----          ----
                                                          (Unaudited)

Net sales                                           $178,192      $153,530
                                                  ----------    ----------
Cost and expenses:
   Cost of goods sold                                134,346       117,704
   Selling, general and administrative                21,671        20,469
                                                  ----------    ----------
                                                     156,017       138,173
                                                  ----------    ----------
      Operating income                                22,175        15,357
                                                  ----------    ----------

Other (expense)income:
   Interest expense, net and amortization of
      deferred financing costs                       (13,747)      (13,010)
   Foreign exchange (loss) gain                          (57)          (20)
   Other, net                                            188           (64)
                                                  ----------    ----------
                                                     (13,616)      (13,094)
                                                  ----------    ----------
Income before income taxes and discontinued
  operations                                           8,559         2,263

Income tax provision                                  (3,108)       (1,214)
                                                  ----------    ----------

Income before discontinued operations                  5,451         1,049

Discontinued operations:
   Loss on sale of Ozite Manufacturing,
      (net of tax benefit of $536)                      (909)           --
   Loss from discontinued operations,
      (net of tax benefit of $288 in 1996)              (691)         (705)
                                                  ----------    ----------

                                                      (1,600)         (705)

NET INCOME                                           $ 3,851    $      344
                                                  ==========    ==========

NET INCOME (LOSS) PER COMMON SHARE:

   Income (loss) before discontinued operations   $      .65    $      .13
   Discontinued operations                              (.19)         (.09)
                                                  ----------    ----------

NET INCOME PER COMMON SHARE:                      $      .46    $      .04
                                                  ==========    ==========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                   8,319,833     8,319,833
                                                  ==========    ==========

                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                   Nine Months Ended
                                                        April 30,
                                                   -----------------
                                                   1996         1995
                                                   ----         ----
                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 3,851      $   344
   Adjustments to reconcile net income to net
      cash used in operating activities:
        Gain on sale of property                     (321)          --
        Amortization                                1,651        1,607
        Depreciation                                5,325        3,893
        Deferred income taxes                         (86)          --
        Provision for losses on accounts
          receivable                                  250          154
        Changes in assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable                  (19,735)     (20,506)
             Inventories                           (4,703)     (24,901)
             Prepaid expenses and other
               current assets                       2,574       (1,251)
             Other assets, net                       (953)          14
             Notes and Interest receivable
               from officers                          (11)         (11)
           Increase (decrease) in liabilities:
             Accounts payable, other current
               liabilities and accrued interest     4,470        5,883
             Other long-term liabilities              132          181
                                                 ---------    --------
           Net cash used in operating
             activities from continuing
             operations                            (7,556)     (34,593)
                                                 ---------    --------
           Adjustment for loss on sale of
             discontinued operations                  909           --
                                                 ---------    --------
           Net cash used in operating
              activities                           (6,647)     (34,593)
                                                 ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                            (8,453)      (4,378)
   Proceeds from sale of property                     915           --
                                                 ---------    --------
           Net cash used in investing
              activities                         $ (7,538)    $ (4,378)
                                                 ---------    --------

                                                                 (Continued)
                                       7

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Continued)

                                                     Nine Months Ended
                                                          April 30,
                                                     -------------------
                                                     1996           1995
                                                     ----           ----
                                                         (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments):
      Revolving credit facility, net                $ 10,497      $ 38,619
      Foreign term loan                                3,007          (582)
      Foreign capital lease                              122            --
      Advances to majority stockholder-Ozite Corp.        --          (260)
                                                    --------      --------

      Net cash provided by financing activities       13,626        37,777

EFFECT OF EXCHANGE RATE CHANGES ON CASH                1,019          (193)
                                                    --------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      460        (1,387)

CASH AND CASH EQUIVALENTS,
   beginning of the period                             4,741         4,297
                                                    --------      --------

CASH AND CASH EQUIVALENTS,
   end of the period                                 $ 5,201       $ 2,910
                                                    ========      ========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                       $ 9,552      $  8,671
                                                    ========      ========

      Income taxes                                   $ 1,796      $     --
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

As of April 30, 1996, Ozite owned approximately 83% of the outstanding common stock of Plastic Specialties and Technologies, Inc. ("PST" or the "Company"). Ozite is a wholly-owned subsidiary of Pure Tech as a result of the Merger.

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

On December 21, 1995, PST entered into an Asset Purchase Agreement (the "Agreement") with Foss Manufacturing Company, Inc. ("Foss") for the sale of certain assets of PST's Ozite Manufacturing Division ("Ozite Mfg.") in Libertyville, Illinois to Foss as of January 31, 1996. The Company had been exploring a relocation alternative until this unsolicited offer was accepted. Under the terms of the Agreement, Foss purchased Ozite Mfg.'s accounts receivable and inventory, net of reserves, as well as certain prepaid expenses, trade names, trademarks, and patents for approximately $3,000, which was received by PST on February 12, 1996. Furthermore, the Agreement provides that the Company will receive a minimum of $450 for all of its machinery and equipment at the facility. As of June 14, 1996 the Company has received approximately $121 for its machinery and equipment at the facility.

Accordingly, the Ozite Mfg. operations have been reflected as discontinued operations in the statements of operations for all periods presented.

B. INTERIM FINANCIAL INFORMATION


The consolidated balance sheet of PST as of April 30, 1996, the consolidated statements of operations for the three and nine month periods ended April 30, 1996 and 1995 and the consolidated statements of cash flows for the nine months ended April 30, 1996 and 1995 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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

C. RELATED PARTIES - DIVIDENDS

Investment in Bagcraft Corporation of America ("Bagcraft")

PST acquired from Bagcraft a $5,000 subordinated note bearing interest at a rate of 13-1/2% per annum (the "Bagcraft Subordinated Note") and 50,000 shares of 13-1/2% cumulative redeemable preferred stock with a liquidation preference of $5,000 (the "Bagcraft Preferred Stock" and, collectively with the Bagcraft Subordinated Note and the BCA Preferred Stock (as defined below), the "Bagcraft Investment") with $10,000 of the net proceeds of a public offering of senior secured notes, senior subordinated notes and detachable warrants in 1987. Bagcraft is a wholly-owned subsidiary of BCA Holdings, Inc. ("BCA"), and BCA is a wholly-owned subsidiary of ARTRA Group Incorporated ("Artra"), an affiliated company. The preferred stock is mandatorily redeemable on July 1, 1997. The Company has not received or recorded cumulative preferred dividends due to cash payment restrictions imposed by Bagcraft's secured lender. In March 1993, the Company had received 675 shares of preferred stock of BCA ("BCA Preferred Stock") having a liquidation preference equal to the amount of interest due for the period from December 1, 1991 to November 30, 1992 ($675 in the aggregate) in lieu of receipt of payment of interest on the subordinated note from Bagcraft for such period. The BCA Preferred Stock provides a $1,000 per share liquidation preference and annual cumulative dividends of $60.00 per share when and if declared by BCA. On December 28, 1993, PST received from Bagcraft $5,000 in cash and 3,000 shares of BCA preferred stock as payment in full for the $5,000 subordinated note and unpaid interest due from Bagcraft totaling $3,094, respectively. The interest due from Bagcraft had been fully reserved and interest income was not recorded for the receipt of the BCA preferred stock as such stock is not freely transferable.

As of April 30, 1996 and July 31, 1995, the Company had not received or recorded dividends of $6,572 and $5,894, respectively, related to the investment in Bagcraft and BCA Preferred Stock. Under the terms of the Merger, the Company has declared a dividend of the Bagcraft Investment to Shareholders. There is currently no public market for the Bagcraft or BCA Preferred Stock.

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

D. INVENTORIES
   Inventories consist of the following:

                                    April 30,     July 31,
                                      1996          1995
                                      ----          ----
          Raw materials             $18,069        $17,898
          Work-in-process             1,496          2,337
          Finished goods             24,036         20,791
                                    -------        -------
                                    $43,601        $41,026
                                    =======        =======

E. INCOME TAXES

In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments of approximately $2,390 (75,247,000 Belgian francs) for the disallowance of certain foreign tax credits claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $1,020 (32,083,000 Belgian francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurances whether or when such appeals will be accepted.


F. COMMITMENTS AND CONTINGENCIES

On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary, was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island. Management believes that this litigation involving Ware Chemical will not have a material adverse effect upon the financial position or results of operations of the Company. In addition, even if Ware Chemical were to be found responsible for a portion of such cleanup cost, PST believes that Kraft is obligated to indemnify it for all costs and expenses incurred in connection with the Davis claim under the terms o the 1984 Agreement of Purchase and Sale between Dart & Kraft and PST. However, Kraft has denied that it is obligated to indemnify Ware Chemical for this matter. At this time, the Company is unable to assess with any reasonable certainty its ultimate liability, if any, for this matter and, therefore, has not accrued any liability.

The Company's Belgian subsidiary has received an income tax assessment and may be subject to similar assessments in the future (See Note E).

Additionally, the Company is party to certain other litigation and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and nine month periods ended April 30, 1996 and 1995:

                                    Three Months Ended   Nine Months Ended
                                        April 30,           April 30,
                                    1996       1995      1996      1995
                                    ----       ----      ----      ----
Net sales                           100%       100%      100%      100%
Cost of goods sold                (73.2)     (78.0)    (75.4)    (76.7)
                                  -----      -----     -----     -----
   Gross profit                    26.8       22.0      24.6      23.3
Selling, general and
  administrative expenses         (10.1)      (8.9)    (12.2)    (13.3)
                                  -----      -----     -----     -----
    Operating income               16.7       13.1      12.4      10.0
Interest expenses, net and
  amortization of deferred
  financing costs                  (5.5)      (6.8)     (7.7)     (8.5)

Foreign exchange (loss) gain        0.0       (0.0)     (0.0)     (0.0)
Other, net                          0.0        0.0       0.1      (0.0)
                                  -----      -----     -----     -----
Income (loss) before income
  taxes and discontinued
  operations                       11.2        6.3       4.8       1.5
Income tax provision               (3.6)      (2.2)     (1.7)     (0.8)
                                  -----      -----     -----     -----
Income before discontinued
  operations                        7.6        4.1       3.1       0.7
Income (loss) from discontinued
  operations                        1.0       (0.3)     (0.9)     (0.5)

NET INCOME                          8.6%       3.8%      2.2%      0.2%
                                  =====      =====     =====     =====

Three months ended April 30, 1996 vs. three months ended April 30, 1995:

Net sales for the three months ended April 30, 1996 were $83,848,000, an increase of $13,497,000 or 19.2%, compared to net sales of $70,351,000 for the three months ended April 30, 1995. The increase was the result of increased sales volume in garden hose, PVC compound and certain price increases. The increases were partially offset by decreased sales volume in rubber gaskets.

Gross profit for the three months ended April 30, 1996 was $22,483,000, an increase of $6,972,000 (44.9%) compared to April 30, 1995. Gross profit as a percentage of net sales increased to 26.8% from 22.0% for the same periods. This is primarily attributable to decreases in raw material costs, particularly resin and plasticizers, changes in product mix to higher margin items and certain price increases, partially offset by increases in overhead and direct labor costs.

Selling, general and administrative expenses for the three months ended April 30, 1996 were $8,509,000, a $2,215,000 (35.2%) increase compared to the three months ended April 30, 1995. As a percentage of net sales, selling, general and administrative expenses increased to 10.1% for the three month ended April 30, 1996 from 8.9% for the three months ended April 30, 1995. The increase in selling, general and administrative expenses was primarily attributable to higher sales volumes offset by a reduction in professional fees. The reduction in professional fees was mainly due to the substantial completion of the implementation of a fully integrated management software system in fiscal 1995 at the Colorite division.

Operating income for the three months ended April 30, 1996 and 1995 was $13,974,000 (16.7% of net sales) and $9,217,000 (13.1% of net sales), respectively. The $4,757,000 (51.6%) increase was primarily attributable to higher sales volume and decreases in raw material costs partially offset by higher selling, general and administrative costs.

Interest expense, net and amortization of deferred financial costs for the three month periods ended April 30, 1996 and 1995 were $4,613,000 and $4,808,000, respectively. This $195,000 or 4.1% decrease is primarily attributable to lower short-term borrowings as the Company reduced inventory in meeting increased sales volume.

The income tax provision for the three months ended April 30, 1996 is comprised of a domestic federal and state income tax provision of $1,612,000 and a foreign income tax provision of $1,431,000. The federal tax provision anticipates the utilization of approximately $3,500,000 of net operating loss carryforwards, and the effective tax rate used to calculate the federal tax provision reflects such utilization. For the three months ended April 30, 1995, the income tax provision is comprised of a foreign income tax provision of $899,000 and a domestic federal and state income tax provision of $665,000 The income tax provision differs from the income tax provision calculated at the statutory rate due to the difference between the U.S. statutory rate and foreign income tax rates, state income taxes, amortization of goodwill and other non-deductible benefits and the utilization of net operating loss carryforwards.

The Company recognized a reduction in the loss on discontinued operations for the three months ended April 30, 1996. The gain is comprised of federal tax benefits totalling $824,000 which was applied against a second quarter loss on the sale of certain assets and discontinued operations from its Ozite Manufacturing Division ("Ozite Mfg.") of $1,445,000 and a loss of $773,000 from Ozite Mfg.'s operations for the quarter. In the same period a year ago, there was an operating loss of $181,000. This segment's operations had manufactured non-woven textiles.

The Company had net income of $7,189,000 for the three months ended April 30, 1996 compared to net income of $2,697,000 for three months ended April 30, 1995.

Nine months ended April 30, 1996 vs. nine months ended April 30, 1995:

Net sales for the nine months ended April 30, 1996 were $178,192,000, an increase of $24,662,000 or 16.1%, compared to net sales of $153,530,000 for the nine months ended April 30, 1995. The increase was a result of increased sales volume in garden hose, PVC compound, medical tubing and certain price increases. The increase was partially offset by decreased sales volume in rubber gaskets.

Gross profit for the nine months ended April 30, 1996 was $43,846,000, an increase of $8,020,000 (22.4%) compared to gross profit of $35,826,000 for the nine months ended April 30, 1995. Gross profit as a percentage of net sales increased to 24.6% from 23.3% for the same periods. The increase in gross profit as a percentage of sales is primarily attributable to decreasing raw material costs, particularly resin and plasticizer, and changes in the product mix to higher margin products partially offset by increased overhead and direct labor costs.

Selling, general and administrative expenses for the nine months ended April 30, 1996 were $21,671,000, a $1,202,000 (5.9%) increase compared to the nine months ended April 30, 1995. As a percentage of net sales, these expenses decreased to 12.2% compared to 13.3% for the same periods. The decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to a reduction in professional fees, insurance expense, promotional expense and corporate expenses. The reduction in professional fees was mainly due to the substantial completion of the implementation of a fully integrated management software system in fiscal 1995 at the Colorite division. As a result of higher safety oriented procedures and an improved claim history, the Company experienced reduced insurance expenses. Promotional expenses and other selling expenses normally associated with higher sales volume declined as the Company had strong orders at the fiscal 1995 year end which resulted in early fiscal 1996 sales. Included in the decrease in Corporate expenses were aggregate decreases in management compensation.

Operating income for the nine months ended April 30, 1996 and 1995 was $22,175,000 (12.4% of net sales) and $15,357,000 (10.0% of net sales), respectively. The $6,818,000 (44.4%) increase was primarily attributable to higher sales volume, and decreases in raw material costs partially offset by higher selling, general and administrative costs.

Interest expense, net and amortization of deferred financing costs for the nine month periods ended April 30, 1996 and 1995 were $13,747,000 and $13,010,000, respectively. This $737,000 or 5.7% increase is primarily attributable to higher short-term borrowing as the Company maintained higher levels of receivables and inventories in order to meet higher increased sales volume. Inventory levels were reduced during the third quarter.

The income tax provision related to continuing operations for the nine months ended April 30, 1996 and 1995 included foreign, federal and state income taxes. The income tax provision for the nine months ended April 30, 1996 is comprised of a foreign income tax provision of $1,932,000 a domestic federal and state provision of $1,176,000 which is based on expected results for the full year. The federal tax provision anticipates the utilization of approximately $3,500,000 of net operating loss carryforwards, and the effective tax rate used to calculate the federal tax provision reflects such utilization. The income tax provision for the nine months ended April 30, 1995 is comprised of a a foreign income tax provision of $2,029,000 partially offset by a domestic federal and state income tax benefit of $815,000. The income tax provision differs from the income tax provision calculated at the statutory rate due to the difference between the U.S. statutory rate and foreign income tax rates, state income taxes, amortization of goodwill and other non-deductible benefits and the utilization of net operating loss carryforwards.

The Company recognized a loss on discontinued operations for the nine months ended April 30, 1996. The loss is comprised of a loss on the sale of certain assets and discontinued operations from Ozite Mfg. of $1,445,000 net of a federal tax benefit of $536,000 and a loss of $979,000 net of a federal tax benefit of $288,000 for Ozite Mfg.'s operations for the nine month period. In the same period a year ago, there was an operating loss of $705,000.

The Company had net income of $3,851,000 for the nine months ended April 30, 1996 compared to net income of $344,000 for nine months ended April 30, 1995.

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

The market for the Company's garden hose is seasonal, with sales to the consumer peaking in the spring and summer seasons. The Company's seasonal buildup of garden hose inventory peaks in the second quarter.

Cash and cash equivalents for the nine months ended April 30, 1996 increased $460,000 compared to a decrease of $1,387,000 for the nine months ended April 30, 1995. The changes for these periods were attributable to the factors discussed below.

For the nine months ended April 30, 1996 net cash used in operating activities was $6,647,000 comprised primarily of an increase in accounts receivable of $19,735,000, an increase in inventories of $4,703,000 and an increase in other assets of $953,000, partially offset by net income of $3,851,000 adjusted for non-cash charges of depreciation of $5,325,000, amortization of $1,651,000 and loss on sale of discontinued operations of $909,000, an aggregate increase in accounts payable, other current liabilities and accrued interest of $4,470,000, and a decrease in prepaid expenses and other current assets of $2,574,000. The Company funded these operations and incurred $8,453,000 for capital expenditures by borrowing an additional $10,497,000 under its Revolving Credit Facility and increasing its foreign borrowings by $3,007,000.

For the nine months ended April 30, 1995, net cash used in operating activities was $34,593,000, comprised primarily of an increase in accounts receivable of $20,506,000, an increase in inventories of $24,901,000 and an increase in prepaid expenses and other current assets of $1,215,000 partially offset by net income of $344,000 adjusted for non-cash charges of depreciation of $3,893,000 and amortization of $1,607,000 and an aggregate decrease in accounts payable, other current liabilities and accrued interest of $5,883,000. The Company funded these operations, incurred $4,378,000 for capital expenditures, repaid $582,000 of its foreign term loan and advanced $260,000 to its parent by using $1,387,000 in cash and cash equivalents and by borrowing an additional $38,619,000 under its Revolving Credit Facility.

Working capital was $32,702,000 as of April 30, 1996 as compared to $25,567,000 as of July 31, 1995. This $7,135,000 increase is primarily attributable to an increase in accounts receivable ($58,549,000 compared to $40,561,000) and inventories ($43,601,000 compared to $41,026,000) partially offset by increases in short term borrowings ($36,991,000 compared to $26,494,000), accounts payable ($22,151,000 compared to $19,673,000) and accrued interest ($6,220,000 compared to $2,620,000).

The growth which the Company's businesses have experienced has resulted in significant increases in equipment expenditures. Capital expenditures for the nine month period ended April 30, 1996 and 1995 were $8,453,000 and $4,378,000, respectively. The increase is primarily attributable to the European operations which added a rubber compound line, an extrusion line, a dispenser tubing line, and a warehouse extension.

During the third quarter of Fiscal 1996, Action Technology Italia ("Action Italy") entered into loan agreements with a financial institution totalling $1,708,000 (3,109,260,865 Italian Lira). The loans are repayable in ten semi-annual installments with one commencing October 1996 through April 2001. The other loan's initial payment is January 1999 and runs through January 2001. The interest rate varies from 9.78% to 9.93%. The loans are secured by Action Italy's equipment.

During the third quarter of Fiscal 1996, Action Technology Belgium ("Action Belgium") entered into an agreement with a financial institution for $1,272,000 (40,000,000 Belgian Francs). The loan is repayable in 20 quarterly installments commencing June 1996 through March 2001. The interest rate is 6.10%. The loan is secured by Action Belgium's real property and contains certain restrictive financial covenants.

The Company is party to certain litigation and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations. See Note F to the consolidated financial statements included in Part I, Item 1 to this Form 10-Q. In addition, in January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments of approximately $2,390,000 (75,247,000 Belgian francs) for the disallowance of certain foreign tax credits and investment losses claimed for the year ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $1,020,000 (32,083,000 Belgian francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium although there can be no assurance whether or when such appeals will be accepted.

On December 21, 1995, PST entered into an Asset Purchase Agreement (the "Agreement") with Foss Manufacturing Company, Inc. ("Foss") for the sale of certain assets of PST's Ozite Manufacturing Division ("Ozite Mfg.") in Libertyville, Illinois to Foss as of January 31, 1996. The company had been exploring a relocation alternative until this unsolicited offer was accepted. Under the terms of the Agreement, Foss purchased Ozite Mfg.'s accounts receivable and inventory, net of reserves, as well as certain prepaid expenses, trade names, trademarks, and patents for approximately $3,000,000, which was received by PST on February 12, 1996. Furthermore, the Agreement provides that the Company will receive a minimum of $450,000 for all of its machinery and equipment at the facility. As of June 14, 1996 the Company has received approximately $121,000 for its machinery and equipment at the facility.

Accordingly, the Ozite Mfg. operations have been reflected as discontinued operations in the statements of operations for all periods presented.

Part II:   OTHER INFORMATION



Item 1. Legal Proceedings:                            No reportable events

Item 2. Changes in Securities:                        None

Item 3. Default upon Senior Securities:               None

Item 4. Submission of Matters to a Vote
           of Security Holders:                       None

Item 5. Other Information:                            None

      In January 1996 Mr. Terrence Brennan
      announced his intention to resign his
      position as Chief Financial Officer of the Company. In May 1996 Thomas V. Gilboy joined the Company as Chief Financial Officer.

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


                              PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                              Registrant



Date:    June 14, 1996        By: /s/ Thomas V. Gilboy
                                  -----------------------
                                  Thomas V. Gilboy
                                  Chief Financial Officer