Form 10-K
period 1996-07-31
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1996-11-07
CIK 810628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                                  --------------


(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended July 31, 1996

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from___ to___

                        Commission file number 34-11686

                   PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                       22-2515864
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

65 Railroad Avenue, Ridgefield, New Jersey                 07657
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (201) 941-6550

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: N/A

The number of shares of common stock of the Registrant outstanding as of October 29,1996 was 8,319,833 of which 1,441,500 of such shares were held by unaffiliated persons. The Company is not aware of the market value of the unaffiliated shares.



                   DOCUMENTS INCORPORATED BY REFERENCE - None.
                                     PART I

Item 1. Business

Introduction

     Plastic Specialties and Technologies, Inc. ("PST" or the "Company"), a Delaware corporation, was formed in March 1984 by senior management to acquire the assets of the plastic specialty sector of Dart & Kraft, Inc. ("Dart & Kraft") in a leveraged buyout. PST was acquired by Ozite Corporation ("Ozite") in 1990.

     Ozite merged with PureTec Corporation ("PureTec"), formerly Pure Tech International, Inc., at the close of Business on July 31, 1995 (the "Merger"). As of July 31, 1996, PureTec, through its ownership of Ozite, owned approximately 83% of the outstanding common stock of PST.

     The Company discontinued the manufacturing of non-woven textile products and sold the related assets of this segment effective January 31, 1996. (See
Note 15 to the Consolidated Financial Statements included in Item 8 to this Form 10-K). In September, 1996, the Company acquired the recycling operations of PureTec, comprised of certain fixed assets, raw materials inventory and certain other assets of Pure Tech Plastics, Inc. and subsidiaries ("PTP") for $4,500,000. The acquisition will be accounted for at historical cost in a manner similar to the pooling-of-interests method of accounting as it is a transaction between entities under common control. As a result of the acquisition, PST constitutes approximately 80% of PureTec's operations and product lines. (See
Note 14 to the Consolidated Financial Statements included in Item 6 to this Form 10-K).

Description of Business

     PST is a leading producer of garden hose; disposable medical tubing; medical-grade plastic materials; and precision tubing for writing instruments and spray dispensers. The Company also produces vinyl compounds used for automotive products, food packaging, and wire coatings; and, effective in September, 1996, is a leader in plastic recycling, producing high-grade recycled polyethylene terephthalate ("PET") for packaging and fiber applications.

     The Company's operations consist of two manufacturing categories, "Plastic Products," with approximately 75% of total sales for the year ended July 1996; and "Plastic Materials," with approximately 25% of total sales for the year ended July 1996. The Company's products are sold in the following markets, with the operating divisions named in parenthesis, including the recycling operations acquired in September, 1996:



----------------------------------------------------|---------------------------------------------------------
                     Plastic Products               |                    Plastic Materials
----------------------------------------------------|---------------------------------------------------------
Lawn & Garden (Colorite Plastics)                   | Recycled & General Purpose Plastics
                                                    |          (PureTech Plastics; Cybertech)
----------------------------------------------------|---------------------------------------------------------
Medical Tubing (Plastron)                           | Medical-grade Vinyl Compounds (Colorite Unichem)
----------------------------------------------------|---------------------------------------------------------
Specialty Tubing & Gaskets (ActionTechnology;       |
American Gasket & Rubber)                           |
----------------------------------------------------|---------------------------------------------------------

     Each of these markets has its own unique customer base, competitive environment, cost and pricing structures, business cycles, and related business strategies, as described in the following paragraphs.

Lawn & Garden

     PST believes that its Colorite Plastics division is the leading producer of garden hose in the United States, with more than 40% of the market. There are two other principal competitors in the United States, and several smaller companies having substantially smaller market shares. Founded in 1949 in Garfield, New Jersey, Colorite Plastics now manufactures in six modern facilities throughout the United States and Canada.

     Garden hose products are sold primarily to home centers, hardware cooperatives, food, automotive, drug and mass merchandising chains and catalog companies throughout the United States and Canada. Approximately 88% of sales are to Colorite Plastics' ten largest customers. The remaining sales are divided among approximately 350 smaller customer accounts. Colorite Plastics' 10 largest customers include some of the fastest growing and most widely respected retail chains in North America. Colorite Plastics' market strategy is to provide a complete line of innovative, high-quality products along with superior customer service. Innovations have included the patented Colorite(R) Evenflow(R) design and the "drinking water safe" product lines. This successful strategy has allowed the division to grow into its market leading position.

     Products are sold directly through Colorite Plastics' salespeople and also through approximately 20 independent representatives. The division sells both private label and brand-name products to the retail market. Advertising is limited to trade journals and advertising allowances to retailers.

     Colorite Plastics manufactures vinyl garden hose by the plastic extrusion process. The primary raw materials are polyvinyl chloride ("PVC") compounds and brass couplings that are produced by the Company, and nylon reinforcement fiber that is purchased from suppliers. The Colorite Plastics division typically sets prices for its garden hose products in advance of each season and, to the extent that raw material costs increase more than anticipated, the additional costs cannot be passed on during that season.

     The garden hose business is highly seasonal with approximately 75% of sales occurring in the second half of the Company's fiscal year. As a result of the need to build up inventories in anticipation of such second-half sales, the Company's working capital requirements have historically peaked in the second and third quarters of the Company's fiscal year. In addition, this seasonality has a significant impact on the Company's net income from quarter to quarter. The Company historically operates the first two quarters of the fiscal year at a loss.

     In addition to its core garden hose business, Colorite Plastics has launched new products, such as a new line of irrigation products for the do-it-yourself markets. For example, the division has introduced an irrigator "soaker hose," composed of 65% recycled rubber, and the Auto-Moist(TM) line of drip irrigation and watering products. Colorite Plastics also manufactures specialty hose products such as air hose. Colorite Plastics, like other PST divisions, is also expanding to international markets. In 1996, it began serving the Canadian market with a new facility in Mississauga, Ontario.

Medical Tubing

     The Company's Plastron division has been a leader in disposable medical tubing for more than 35 years. Plastron's worldwide operation includes strategically located plants in California, Georgia, and several production lines at Action Technology Belgium that support sales to the medical industry. These facilities include "clean room" extrusion operations. Plastron specializes in high-quality, close tolerance tubing for applications such as Intravenous ("IV") therapy, hemodialysis equipment, cardio-vascular procedures, urinary drainage and catheter products.

     The Company believes that its Plastron division is a leading producer of medical tubing in the United States, with approximately 50% of the merchant (non-captive) market, and a leader in Europe with more than 50% of the market for cardio-vascular applications. There are two other principal competitors in the United States.

     Medical tubing is sold primarily to a small number of manufacturers of medical devices. Approximately 50% of sales are to Plastron's five largest customers. Products are sold directly through Plastron's salespeople. Advertising is limited to trade journals and trade shows.

     Plastron manufactures medical tubing by the plastic extrusion process. The primary raw materials are PVC compounds, which are produced by the Company, and certain other plastic materials, which are purchased from a select number of suppliers. Raw material price increases generally can be passed on to customers after a delay of two or three months, although competitive pressures sometimes prevent price increases.



     Medical tubing is one of the Company's fastest growing product lines. Continued growth is expected to come from general market expansion and expansion in international markets, as well as the addition of new customers and new products. New products include microbore tubing, silicone substitute formulations, and trilayer tubing substitutes. For example, Plastron has developed microbore tubing with extremely small internal diameters. This microbore tubing can be used to regulate the delivery of critical intravenous fluids without the need for more expensive drip control devices. Medical professionals can precisely control the drug delivery speed simply by selecting the proper diameter tube, thereby improving accuracy and reducing cost.

Medical-grade Vinyl Compounds

     The Company believes that its Colorite Unichem ("Unichem") division is the world's leading producer of high-quality vinyl compounds for use in the medical industry. These compounds are sold to leading manufacturers of medical devices and equipment. These medical-grade compounds are also sold to producers of tubing and closures for the food and beverage industry and used in a variety of food contact applications.

     The market for medical-grade vinyl compounds is highly specialized, with two significant competitors. For more than 30 years, Unichem has been supplying these specialized vinyl compounds for FDA-regulated applications. The Company believes it competes effectively based on product quality and performance and prompt delivery, and that price is a secondary consideration for its customers. Unichem's chemists work closely with customers to develop compounds that address their specific requirements. Through this custom work, Unichem has introduced a number of breakthroughs to the medical device industry by developing formulations with unique physical characteristics. For example, Unichem has recently developed a new family of flexible vinyl compounds designed to replace silicone rubber in a variety of medical and commercial applications.

     Medical-grade compounds are produced in the Company's Ridgefield, New Jersey facility. To meet growing demand, the Company's general purpose compounding facility in Sparks, Nevada is being upgraded to produce medical-grade compounds. In addition, the Company is building a plant in Northern Ireland, near Belfast, to more efficiently serve European customers. The Company also sells these compounds in Asian markets. Approximately 25% of external sales are to Unichem's five largest customers. Products are sold directly through Unichem's salespeople. Advertising is limited to trade journals and trade shows.

     The Unichem division purchases raw materials for its compounding operation (PVC resins, plasticizer and stabilizers) from several sources, including other PST divisions. The division in the past has generally been able to pass on raw materials price increases to customers on a relatively timely basis.

Specialty Tubing & Gaskets


     PST's specialty tubing and gasket product line consists of (i) extruded plastic tubing, sold primarily to manufacturers of aerosol valves, dispenser pumps, and writing instruments; (ii) rubber and thermoplastic gaskets for the aerosol and dispenser pump markets; and (iii) consumer products, chiefly consisting of swimming pool and other corrugated hose. These products are manufactured primarily by the Company's Action Technology ("Action") and American Gasket and Rubber divisions.

     Most of Action's products are manufactured by the plastic extrusion process and are sold throughout the United States, Europe, and selected worldwide markets. Action is the largest tubing extruder in North America. Writing instrument products include pen barrels and ink tubing as well as ink reservoirs for felt-tip pens. Action's sales to the dispenser industry are comprised of dip tubes which transmit the contents of a dispenser can to the nozzle, and plastic and rubber gaskets and seals used in the manufacture of dispenser valves and pumps. These products are manufactured to very precise tolerances, according to the specifications developed by Action and its customers for specific applications. Action also manufactures consumer products which are primarily sold to retail merchandisers, including hose lines of various grades and types used for swimming pool and industrial applications.

     The Company believes Action's products compete successfully based on product quality, prompt delivery, technical service and price. Action believes that its ability to produce high volumes of products to exact specifications has been a key to its success in the marketplace and the longevity of its customer relationships.

     Each Action facility is strategically located to supply regional customers on a timely basis. In the United States, Action maintains plants in New Jersey, Illinois (2), and production lines at Plastron facilities in California and Georgia. Action's European plants, in Belgium and Italy, serve the European market with products similar to those manufactured in the United States.

     Action has a division-wide marketing force located in Rockaway, New Jersey. In addition, most of Action's operating facilities have their own sales force comprised of full-time employees who report to the manager of each plant. Action also uses independent representatives to sell its pool hose products. In July, 1996, Action entered into a joint agreement with Haviland Consumer Products to market and manufacture an expanded line of pool hose, which will take advantage of the technology and marketing strengths of both companies.

     The raw materials for all of Action's products (primarily polyethylene and polypropylene) are purchased from a number of different suppliers. Some PVC compounds are purchased by Action from other PureTec divisions. The Action division has generally been able to pass through increases in raw material costs to its customers pursuant to multi-year contracts and other agreements.

Recycled & General Purpose Plastics

     The Company believes that its new recycling division, Pure Tech Plastics,

is the leading supplier of high-quality recycled PET for reuse in bottle-grade and sheet applications. The division has developed proprietary processes for cleaning, sorting, and recycling post-consumer plastic bottles into clean flakes or pellets. This technology has been optimized to produce extremely high quality recycled PET, suitable for reuse in new bottles. The technology continues to be refined by Company engineers, and has been licensed to other companies in a number of countries, including Taiwan, South Korea, Canada, and Japan.

     Pure Tech Plastics competes with other recycling facilities both to obtain materials for recycling and to sell recycled materials to manufacturers. Competitors include larger companies with substantially greater financial resources than the Company. Competition for supplies of recyclable material is based upon price and promptness of service in collecting or accepting material. Competition foreskins of recycled material is based on price and consistency of quality.

     General purpose plastics include vinyl compounds produced by the Cybertech division. The current compound capacity of this division is over 95 million pounds annually. Approximately 50% of products produced is sold to the Colorite Plastics division for use in the manufacture of garden hose. The remaining compound is sold externally to manufacturers, primarily in the wire and cable, footwear, general purpose extrusion and molding markets. Cybertech compounds are sold throughout the United States by an internal sales force and approximately ten independent representatives.

     The markets for general purpose vinyl compounds are highly fragmented, and neither PST nor any competitor has a controlling share. The Company believes it competes effectively based on product quality, performance and prompt delivery, and price.

     The Company purchases raw materials from several sources and also manufactures them internally. The Cybertech division also recycles scrap vinyl. These divisions in the past generally have been able to pass on raw materials price increases to outside customers on a relatively timely basis.

Patents and Trademarks

     The Company seeks to protect its proprietary know-how through the application of patent and trademark laws. However, in the opinion of management, none of its patents or trademarks is material to its operations.


Research and Development

     The Company employs certain professionals who, along with other responsibilities, are engaged in research relating to the development of new products and to the improvement of existing products. The Company works closely with certain clients to develop and improve certain products and product lines. For the years ended July 31, 1994, 1995, and 1996, $756,000, $877,000 and

$662,000, respectively, were expended on research and development activities.

Employees

     As of July 31, 1996, the Company employed approximately 1,012 full-time employees (excluding the newly acquired recycling operations), of which approximately 904 were employed in the United States and the balance in Europe and Canada. Certain employees at facilities in Ridgefield and Rockaway, New Jersey are represented by the International Brotherhood of Teamsters, under contracts that expire August 1, 1997. Certain employees in East Farmingdale, New York are represented by the Waste Material Sorters, Trimmers & Handlers Union, under a contract that expires on April 30, 1998. Approximately 44% of all employees are members of unions including a majority of the European employees. The Company believes that employee relations at all of its manufacturing facilities are good, and it has not experienced any work stoppage since its formation.

Environmental Matters




     As described in Item 3. Legal Proceedings, the Company is party to environmental proceedings in the ordinary course of business, none of which management believes are likely to have a material adverse effect on its consolidated financial position or results of operations. Additionally, in management's opinion none of these proceedings nor compliance with Federal, state and local environmental laws and regulations are believed to require any material estimated capital expenditures for environmental control facilities in the foreseeable future.

Item 2.  Properties
         The Company believes that its facilities are suitable and have sufficient productive capacity for its current and foreseeable operational and administrative needs. Set forth below is a list and brief description of all of the Company's offices and facilities, all of which are owned unless otherwise indicated.
                                                                  Approximate
Location                            Function                      Square Feet
--------                            --------                      -----------

Ridgefield, New Jersey (1)        Corporate Headquarters               9,900


Libertyville, Illinois (8)        Manufactures all Ozite Product     286,000

Tonawanda, New York (1)           Manufactures brass couplings        31,000

Piscataway, New Jersey (3)        Manufactures general
                                  purpose vinyl compounds            150,000



Ridgefield, New Jersey            Manufactures garden hose and
                                  medical-grade vinyl compounds      328,000

Ridgefield, New Jersey (3)        Warehouse                           70,000

Sparks, Nevada (3)                Manufactures garden hose and
                                  vinyl compounds                    250,000

Waco, Texas                       Manufactures garden hose           104,600

McKenzie, Tenneessee (2)          Manufactures porous pipe            20,000

Mississauga, Ontario (4)          Manufactures garden hose           150,000

City of Industry,                 Manufactures medical tubing
California (5)                    and other specialty tubing         110,000

Clinton, Illinois                 Manufactures dip tubes,
                                  writing instrument products
                                  and corrugated hose                 62,500

Dalton, Georgia                   Manufactures medical tubing
                                  and other specialty tubing          40,000


Erembodegem                       Manufactures medical tubing         88,200
(Aalst),Belgium                     and other specialty tubing

Milan (Gaggiano), Italy (6)       Manufactures rubber compounds       15,000


Milan (Gaggiano), Italy           Manufactures dispenser gaskets      25,800
                                  and rubber injection-molded parts

Rockaway, New Jersey              Manufactures specialty tubing and
                                  related products                    98,600

Schiller Park, Illinois           Manufactures rubber compounds       20,000


Schaumburg, Illinois (7)          Manufactures dispenser gaskets      58,000


Flint, Michigan (10)              PET recycling plant (grinding only) 42,500

Grand Rapids, Michigan (2)        PET recycling plant (grinding only) 31,500

Howell, Michigan                  PET recycling plant (grinding only) 18,400

Livonia, Michigan (2)             PET recycling plant                 60,000

East Farmingdale, New York (2)    PET recycling plant                 49,000

Auburn, Maine (9)                 Plastics and aluminum baling
                                  operation                           22,000

-------------------------------
(Years relate to calendar years)
(1)   Lease expires in 2001.
(2)   Lease expires in 1996.
(3)   Lease expires in 2002.
(4)   Lease expires in 2005.
(5)   Lease expires in 1999.
(6)   Lease expires in 2000, with an option to renew for another six year period.
(7)   Lease expires in 2020.
(8) Operation was closed effective March 9, 1996 and vacated August 26, 1996 at the end of the lease term.
(9)   Lease expires in 2000.
(10)  Lease expires in 1997.
-------------------------------

Item 3.  Legal Proceedings

     The Company is party to certain litigation and environmental proceedings in the ordinary course of business, none of which the Company believes are likely to have a material adverse effect on its consolidated financial position or results of operations.

     In January 1993 and 1994, PST's Belgian subsidiary received income tax assessments aggregating approximately $2,483,000 (75,247,000 Belgian francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $1,059,000 (32,083,000 Belgian francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, PST believes that its tax position was appropriate and that the assessments are without merit. Therefore, PST has appealed and has not paid or accrued for the assessments. Based on the advise of legal counsel in Belgium, PST believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted. (See Note 11 to the Consolidated Financial Statements included in Item 8 to this Form 10-K).

     In May 1992, PST and all of its directors (as of 1988), as well as K and B Liquidating Corp. (a former subsidiary of PST which is being liquidated) were named in two lawsuits filed in the Minnesota state courts. The plaintiffs are Douglass Hutchinson (since deceased) and James Czaja, both of whom were former employees of a former subsidiary of PST, Circuit Chemistry Manufacturing Corp. ("Circuit Chemistry"). The suits allege several causes of action, all of which center upon a claim that PST and/or other defendants did not adequately disclose sufficient information to the plaintiffs in connection with the acquisition from the plaintiffs by PST of their 20% equity interest in Circuit Chemistry, and the termination of their employment agreements. Each complaint seeks various items of damage totaling approximately $7,000,000. Counsel has been retained by PST in Minnesota, and the cases have been removed to the Federal Court in Minnesota. Only PST, Mr. Fred Broling, Chairman and Chief Executive Officer of PST, and a former director remain in the suits, as the case against the other defendants has been dismissed.

     As a result of motions made by the Company, certain issues were resolved favorable to the Company and discovery is continuing. However, counsel have advised that evidence received to date warrants a motion for summary judgement dismissing all claims and the motion will be filed shortly. The matter is being vigorously defended and management believes the suits have no merit.

     Under the 1984 Agreement of Purchase and Sale between Dart & Kraft and PST (the "1984 Agreement"), Dart & Kraft retained responsibility for liabilities resulting from any violation of applicable environmental law or laws and regulations of the Occupational Safety and Health Administration ("OSHA") prior to the date of the 1984 Agreement. Dart & Kraft further agreed to indemnify PST, as of the effective date of the 1984 Agreement, for existing, pending, threatened, or unasserted action suits, or other claims or proceedings (whether contingent or otherwise), with respect to certain matters (including environmental matters). Pursuant to the split-up of Dart & Kraft in 1987, Kraft, Inc. retained all liability under the 1984 Agreement (accordingly, references to Dart & Kraft herein include only Kraft after the effective date of the split-up).

     Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and state laws similar to CERCLA, PST may be subject to liability for cleanup costs and other damages resulting from past off-site disposal of hazardous substances by PST or its corporate predecessors, or for the contamination of property currently owned by PST with respect to such materials. PST is unaware of any on-site or off-site hazardous substance contamination for which it is reasonably likely to be liable. There are also several matters governed by CERCLA resulting from the activities of a former PST division, Synthetic Products Co. (sold to Cookson America, Inc. ("Cookson") in August
1988) and a PST subsidiary, Ware Chemical Co. ("Ware Chemical"), that is no longer in operation and whose assets were also sold to Cookson in 1988.

     On February 18, 1993, Ware Chemical was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entities are liable, pursuant to CERCLA, for cleanup costs that have been incurred and will be incurred in the future with respect to the remediation of the Davis Landfill site in Rhode Island. The defendants/third party plaintiffs have impleaded Ware Chemical (but not PST), alleging that Ware

Chemical and other third party defendants are also liable for cleanup costs at this site, because, according to the allegation, Ware Chemical (then owned by Dark & Kraft) arranged for the disposal of hazardous substances that were eventually disposed of at the Davis site. The alleged disposal by Ware Chemical took place between 1975 and 1976. Ware Chemical is one of over 100 parties that have been named as defendants or third party defendants in this matter. The most recent estimate of the cost of the remediation to the 100 third party defendants at the Davis site (according to counsel for the defendants/third party plaintiffs) is upwards of $25 million.

     Liability under CERCLA is, in most instances, strict, joint and several (meaning that Ware Chemical could be liable for all response costs incurred at the Davis site). However, Ware Chemical has no assets and has been dormant since 1988. Furthermore, PST is not aware of any evidence at this time that directly establishes that the materials transshipped to the Davis site were materials sent by Ware Chemical. Finally, liability at CERCLA sites is typically shared with other potentially responsible parties, and costs are commonly allocated according to the relative volumes of waste deposited at a particular site. PST does not currently have information as to Ware Chemical's relative share of the waste allegedly deposited at the Davis site; however, based on documents provided to PST, the absolute volume of waste allegedly sent to the site by Ware Chemical is small. Ware Chemical, as well as many of the other third party defendants, received and rejected an offer to settle this matter for $250,000 each. For these reasons and because Ware Chemical is a dormant subsidiary without any assets, management believes that this litigation involving Ware Chemical will not have a material adverse effect upon the financial position or results of operations of the Company. In addition, even if Ware Chemical were to be found responsible for a portion of such clean-up costs, PST believes that Kraft is obligated to indemnify it for all costs and expenses incurred in connection with the Davis claim. However, Kraft has denied that it is obligated to indemnify Ware Chemical for this matter.

     In addition to the Davis matter, Cookson advised PST that it was notified by the United States Environmental Protection Agency ("EPA") in 1991 that Ware Chemical may be a potentially responsible be party at the Quanta Resources site in Edgewater, New Jersey. Since this initial notification, PST has not received any further information and has not been contacted again by the EPA or by any private parties that may have liability at the site.

     PST was also notified by Kraft in October 1989 of the existence of a claim by the New Jersey Department of Environmental Protection and Energy ("NJDEPE") with respect to the Chemical Control site in Elizabeth, New Jersey, but PST has not received any further information regarding this claim. Information produced in the Davis matter indicated that Ware Chemical used a hazardous waste transporter that sent hazardous wastes to the Chemical Control site. PST has no basis at this time to determine whether it will be subject to liability with respect to the Chemical Control site or the amount of said liability. As noted above, Ware Chemical is a dormant company with no assets.

     In addition to the above, PST is also subject to certain obligations pursuant to the New Jersey Environmental Cleanup Responsibility Act ("ECRA") (which has been amended and renamed the "Industrial Site Recovery Act"). Under ECRA, the "transferor" of an industrial establishment was required to certify that no hazardous substances had been discharged or released at the industrial establishment before a transfer could take place; otherwise, the transferor is required to prepare a cleanup plan or enter into a consent agreement with the NJDEPE to investigate and remediate releases of hazardous substances pursuant to NJDEPE-approved procedures. Dart & Kraft assumed responsibility for compliance with ECRA in connection with the 1984 sale of its plastic sector to PST, and has completed all of its obligations, except for the cleanup of Colorite's Ridgefield, New Jersey facility and possible clean up of the Ware sites described above. Kraft has an approved cleanup plan for the Colorite facility and final papers for a negative declaration clearing the site from environmental liability have been received.

     In August 1995, North York Performing Arts Centre, a Canadian Corporation, instituted suite against Ozite and PST and others, claiming that certain wall covering manufactured by Ozite and or PST was defective, causing damage to a theater located in Ontario. The plaintiff claims $900,000 in compensatory damages and $600,000 in additional damages. The matter has been referred to the insurance carriers for each of the entities. Discovery is just beginning.

     The Company's operations are subject to requirements imposed under certain federal, state and local environmental and health and safety laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act ("RCRA"), CERCLA and OSHA and comparable state laws, relating to waste water discharges, air emissions, solid waste management and disposal practices, work place safety and real property use and ownership. The Company believes that it is in substantial compliance with such laws and regulations. No assurances can be given, however, that the Company will continue to be able to secure, renew, and maintain compliance with the terms and conditions of the required environmental permits and approvals, that other environmental permits or approvals may not be required for the Company's operations or that penalties will not be imposed by regulatory entities for any failures to have secured all required environmental permits or approvals. Further, there can be no assurances that more stringent statutory or regulatory environmental or work place safety requirements will not be enacted or adopted in the future which could have a material adverse effect on or materially restrict the Company's operations or business.

     There can be no assurance as to the ultimate outcome of these litigations or their possible impact on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the year ended July 31, 1996, there were no matters submitted to a vote of security holders.


PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     As of September 30, 1996, approximately 83% of the common stock, par value $.01 per share, of the

Company was owned by PureTec Corporation, through its ownership of Ozite. There are no established public trading markets for the common stock of the Company.

     On November 8, 1993, PST issued $125,000,000 principal amount of 11-1/2% Senior Secured Notes due 2003 (the "Senior Secured Notes"). The terms of the bond indenture governing the Senor Secured Notes limit the amount of dividends that PST is permitted to pay up to the sum of 50% of the cumulative consolidated net income since November 8, 1993, plus 100% of certain net proceeds received by PST from the sale of capital stock, contributions to capital and the aggregate net proceeds of any indebtedness converted into capital stock. PST is, however, permitted under the indenture to (i) declare and pay dividends of up to $6,000,000 on its outstanding common stock from the proceeds received by it from the sale of the Senior Secured Notes; (ii) distribute the $5,000,000 13-1/2% subordinated note of Bagcraft Corporation of America ("Bagcraft") issued to PST and the 50,000 shares of 13-1/2% cumulative redeemable preferred stock of Bagcraft held of record by PST (collectively, the "Bagcraft Investment"), or payments thereon or proceeds therefrom, if any, received by PST, and (iii) distribute the 772,000 shares of Artra Group, Inc. ("Artra") which PST holds ("Artra Common Shares"). The Amended and Restated Senior Loan Agreement (the "Restated Agreement") dated as of November 8, 1993 between PST and a Commercial Lending Company ("CLC") further prohibits PST's payment of dividends or distribution in respect of its common stock or its purchase or retirement of any shares of its common stock except for (i) the distribution of the Bagcraft Investment, or payments thereon or proceeds therefrom, if any, received by PST, and (ii) the payment of dividends of up to $6,000,000 from the proceeds received by PST from the sale of the Senior Secured Notes (See Note 9 to the Consolidated Financial Statements included in Item 8 to this Form 10-K).

     On December 29, 1993, PST declared a dividend of $1.32 per common share to all stockholders of record as of March 15, 1994. On March 29, 1994, PST declared a second dividend of $.05 per common share to all stockholders of record as of April 15, 1994. Based upon these declarations, dividends totaling $9,363,000 and $1,628,000 were received by Ozite and the minority stockholders, respectively.

     As permitted by PST's Indenture for the Senior Secured Notes and the Restated Agreement, the dividend was paid with $6,000,000 of proceeds from the issuance of Senior Secured Notes and $5,000,000 from the recovery of the investment in the Bagcraft subordinated note (See Note 5 to the Consolidated Financial Statements included to Item 8 to this Form 10-K).

     In connection with the Merger, on July 13, 1995 PST declared a dividend of the 772,000 Artra Common Shares and 3,675 shares of BCA preferred stock to all stockholders of record as of July 31, 1995. Based on this declaration, 638,444 shares of Artra common stock and 3,040.23 shares of BCA preferred stock have been transferred to Ozite. The company is in the process of transferring 133,556 shares of Artra common stock 635.77 shares of BCA preferred stock to the minority stockholders.

     The Restated Agreement prohibits the payment of dividends or distributions except for (i) certain tax-sharing payments for actual tax liabilities and (ii) $300,000 per fiscal year to the extent required to pay certain fees and expenses. All distributions by the Company to Ozite were in compliance with such indenture and loan agreement.

Item 6.  Selected Financial Data
         (Dollars in thousands, except per share data)

     The following table presents selected consolidated financial data of the Company and its subsidiaries as of and for the years ended July 31, 1992, 1993, 1994, 1995 and 1996 and is derived from the audited consolidated financial statements. All information contained herein should be read in conjunction with "Item 7. Management's Discussion and Analysis of financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included in Item 8 to this Form 10-K.

                                                                                  July 31,
                                                   ---------------------------------------------------------------------
Income Statement Data (for the
fiscal year ended):                                   1992           1993           1994           1995          1996
                                                   ---------------------------------------------------------------------

Net Sales ....................................     $ 171,632      $ 169,521      $ 190,524      $ 221,190      $ 253,361
Income(loss) from continuing
   operations before extraordinary
   item and cumulative effect of
   accounting change .........................        (1,379)        (6,950)         4,513          1,196          5,625
Discontinued operations, net of
   income taxes(1) ...........................          (427)          (734)            92         (1,294)        (2,126)
Extraordinary item(2) ........................          --             --           (4,275)          --             --
Cumulative effect of accounting
   change(3) .................................          --             --            1,110           --             --
                                                   ---------      ---------      ---------      ---------      ---------
Net income(loss) .............................     $  (1,806)     $  (7,684)         1,440      $     (98)     $   3,499
                                                   =========      =========      =========      =========      =========
Earnings per share data (4):
Income (loss) from continuing
   operations ................................     $    (.20)     $   (1.00)     $     .59      $     .14      $    0.68
                                                   =========      =========      =========      =========      =========
Discontinued operations ......................     $    (.06)     $    (.11)     $     .01      $    (.15)     $    (.26)
                                                   =========      =========      =========      =========      =========
Net income(loss) .............................     $    (.26)     $   (1.11)     $     .19      $    (.01)     $     .42
                                                   =========      =========      =========      =========      =========

Balance Sheet Data (as of end of

period):
Total assets .................................     $ 151,215      $ 141,531      $ 160,550      $ 182,292      $ 178,064
Working capital ..............................         7,918          8,326         26,981         25,567         34,756
Long-term debt (5) ...........................        97,908         93,907        126,739        125,741        127,642
Cash dividends declared per
common share .................................     $    --        $    --        $    1.37      $    --        $    --



(1) The discontinued operations relate to the Company's sale of all the assets of Ozite Manufacturing.

(2) Extraordinary item, net of income taxes, represents a loss from the early extinguishment of long-term debt (See Note 9 to the Consolidated Financial Statements included in Item 8 to this Form 10-K).

(3) The cumulative effect of accounting change is a $1,110 gain on the adoption of the Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes", which was adopted by the Company effective August 1, 1993. (See Note 2-g to the Consolidated Financial Statements included in Item 8 to this Form 10-K).

(4) Income (loss) per common and common equivalent share is computed based upon the weighted average number of common shares and common share equivalents outstanding during the period. The calculation does not give effect to the conversion of warrants to purchase common stock when such securities have an antidilutive effect. All outstanding warrants were converted into common stock or expired in the year ended July 31, 1994. The weighted average number of common shares and common equivalent shares used in the calculation was 6,833,333 for the year ended July 31, 1992; 6,918,784 for the year ended July 31, 1993; 7,612,857 for the year ended July 31, 1994; and 8,319,833 for the years ended July 31, 1995, and 1996.

(5) Excludes current maturities of long-term debt of $2,181, $3,487, $1,098, $1,271, and $1,360 as of July 31, 1992, 1993, 1994, 1995, and 1996,
     respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

Results of Operations

     The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the fiscal years ended July 31, 1994, 1995 and 1996:

                                                         Year Ended July 31,
                                                     1994      1995        1996
                                                     ----      ----        ----
Net sales .......................................      100%      100%       100%

Cost of goods sold ..............................       75        77         76
                                                     -----     -----      -----
Gross profit ....................................       25        23         24
Selling, general and administrative expenses ....       13        12         12
Amortization of intangibles .....................        1         1          1
                                                     -----     -----      -----
                                                        14        13         13
                                                     -----     -----      -----
Operating income ................................       11        10         11
Interest expense, net and amortization
of deferred financing costs .....................        9         8          7
Recovery of investments in affiliate ............       (2)       --         --
Foreign exchange loss ...........................        0         0          0
Other, net ......................................        0         0          0
                                                     -----     -----      -----
Income from continuing operations
before income taxes, extraordinary item
and cumulative effect of accounting change ......        4         2          4
Provision for income taxes ......................        2         1          2
                                                     -----     -----      -----
Income from continuing operations ...............        2         1          2
Discontinued operations .........................        0        (1)        (1)
                                                     -----     -----      -----
Income (loss) before extraordinary item and
cumulative effect of accounting change ..........        2        (0)         1
Extraordinary item ..............................       (2)       --         --
Cumulative effect of accounting change ..........        1        --         --
                                                     -----     -----      -----
Net income ......................................        1%       (0)%        1%
                                                     =====     =====      =====


Fiscal year ended July 31, 1996 vs. fiscal year ended July 31, 1995.

     Net sales for the year ended July 31, 1996 ("fiscal 1996") were $253,361, an increase of $32,171 or 15% compared to the year ended July 31, 1995 ("fiscal 1995").

     In the U.S. plastic products segment, net sales for fiscal 1996 increased by $22,137 (17%) to $152,352 from $130,215 for fiscal 1995. The majority of the increase was a result of increased sales volume in garden hose, dip tubing and medical tubing, and certain price increases. Approximately 85% of the increase in net sales for the U.S. plastic product segment is attributable to sales volume with the remainder due to price increases. The U.S. plastics segment accounted for 53% of the Company's gross sales for fiscal 1996 compared to 52% for fiscal 1995.

     In the European plastic products segment, net sales for fiscal 1996 increased by $2,163 (7%) to $34,158 from $31,995 for fiscal 1995. The increase was the result of increased sales volume in gaskets and dip tubing and increased sales volume in medical tubing and aggregate price increases of 2%. The effect of currency fluctuations was negligible. The European plastic products segment accounted for 12% of the Company's gross sales for fiscal 1996 compared to 13% for fiscal 1995.


     In the plastic materials segment, net external sales for fiscal 1996 increased by $6,100 (10%) to $69,372 from $63,272 for fiscal 1995. The majority of the increase was a result of increased sales volume in PVC compound and certain price increases. The increase in net external sales for the plastic material segment is comprised of an increase in sales volume of approximately $5,000 and price increases for the remainder. The plastic material segment accounted for 35% of the Company's gross sales for both fiscal 1996 and 1995. The plastic materials segment provides PVC compound to the domestic plastics product segment. Transfers are made at raw material cost plus a value added factor for labor and overhead. For fiscal year 1996, the plastic materials segment transferred approximately $32,000. This was approximately 28% greater than fiscal 1995 which was approximately $25,000.

     Gross profit for fiscal 1996 was $61,934, an increase of $11,938 (24%) compared to $49,996 for fiscal 1995. Gross profit as a percentage of net sales increased to 24% from 23% for the same periods. Timing differences in the

Company's ability to pass through higher raw material costs during fiscal 1995 positively affected gross profit in fiscal 1996 as raw material costs declined. The Company's domestic operation were most positively affected by the raw material price decreases in fiscal 1996.

     Selling, general and administrative expenses for fiscal 1996 were $31,121, a $3,576 (13%) increase compared to fiscal 1995. As a percentage of net sales, these expenses remained constant at 12% in fiscal 1996 and 1995. The increase in selling, general and administrative expenses was primarily attributable to increased sales volume.

     Operating income for fiscal 1996 and 1995 was $29,402 (11% of net sales) and $21,082 (10% of net sales), respectively. This $8,320 (39%) increase was primarily attributable to increased sales volume, lower raw material costs and improved manufacturing efficiencies.

     Operating income in the U.S. plastic product segment increased $6,417 (43%) for fiscal 1996 to $21,463 from $15,046 for fiscal 1995. Operating income as a percentage of net sales within the U.S. plastic product segment increased to 14% for fiscal 1996 from 12% for fiscal 1995. The increase in operating income was primarily attributable to increased sales volume, lower raw material costs and improved manufacturing efficiencies.

     Operating income in the European plastic product segment decreased $1,276 (15%) for fiscal 1996 to $7,097 from $8,373 for fiscal 1995. Operating income as a percentage of net sales within the European plastics segment decreased to 21% for fiscal 1996 from 26% for fiscal 1995. The decrease in operating income was primarily a result of decrease sales volume, and slight increases in raw material costs, partially offset by an increase in prices.

     Operating income in the U.S. plastic material segment increased $3,535 (135%) for fiscal 1996 to $6,156 from $2,621 for fiscal 1995. Operating income as a percentage of net sales within the U.S. plastic materials segment increased to 6% for fiscal 1996 from 3% for fiscal 1995. The increase in operating income was primarily attributable to increased sales volume and increased manufacturing efficiencies partially offset by higher selling and administration expenses.

     Interest expense and amortization of deferred financing costs for fiscal 1996 and 1995 was $18,132 and $17,818 respectively. This $314 (2%) increase was primarily attributable to increased borrowing for European operations, partially offset by lower average short-term borrowings.

     The income tax provision for the year ended July 31, 1996 is comprised of a $2,933 deferred federal tax provision, a $2,349 foreign tax provision and a $300 current state tax provision. For the year ended July 31, 1995 the tax provision is comprised of a domestic federal and state benefit of $900 and a foreign current and deferred tax provision of $2,707. The income tax provision in fiscal 1996 differs from the income tax provision calculated at the statutory rate due to the use of net operating loss carryforwards, the restoration of deferred taxes, the difference between the U.S. statutory rate and foreign income tax rates, state income taxes, amortization of goodwill and other non-deductible benefits. The income tax provision in fiscal 1995 differs from the income tax provision calculated at the statutory rate due to amortization of goodwill and other non-deductible benefits, the reduction of previously provided taxes and the difference between the U. S. statutory rate and foreign income tax rates.


     The Company generated net income from continuing operations of $5,625 for fiscal 1996 compared to $1,196 in fiscal 1995. The increase is primarily attributed to increase sales volume.

     The Company recognized a loss on the sale of its Ozite Manufacturing operations in fiscal 1996. This loss amounted to $1,479 net of a $762 tax benefit. Losses generated from these operations amounted to $647 and $1,294 in fiscal 1996 and 1995, respectively, net of applicable income tax benefit of $332 and $440, respectively.



Fiscal year ended July 31, 1995 vs. Fiscal year ended July 31, 1994.

     Net sales for the year ended July 31, 1995 ("fiscal 1995") were $221,190, an increase of $30,666 or 16% compared to the year ended July 31, 1994 ("fiscal 1994").

     In the U.S. plastic products segment, net sales for fiscal 1995 increased by $9,110 (8%) to $130,215 from $121,105 for fiscal 1994. The majority of the increase was a result of increased sales volume in garden hose, dip tubing and medical tubing, and certain price increases. The increase in net sales for the U.S. plastic product segment is comprised of an increase in sales volume of $5,500 and price increases of $3,610. The U.S. plastic products segment accounted for 52% of the Company's gross sales for fiscal 1995 compared to 57% for fiscal 1994.


     In the European plastic products segment, net sales for fiscal 1995 increased by $7,964 (33%) to $31,995 from $24,031 for fiscal 1994. The increase was the result of increased sales volume in gaskets, medical tubing and dip tubing. Approximately $3,775 of the increase was the result of currency fluctuations. The remainder of the increase was due to price increases. The European plastic products segment accounted for 13% of the Company's gross sales for fiscal 1995 compared to 11% for fiscal 1994.

     In the plastic materials segment, net external sales for fiscal 1995 increased by $14,522 (30%) to $63,272 from $48,750 for fiscal 1994. The majority of the increase was a result of increased sales volume in PVC compound and certain price increases. The plastic material segment accounted for 35% of the Company's gross sales for fiscal 1995 compared to 32% for fiscal 1994. Transfers of PVC compound to the plastic products segment were approximately $25,000 and $21,000 for fiscal 1995 and 1994.

     Gross profit for fiscal 1995 was $49,996, an increase of $1,580 (3%) compared to $48,416 for fiscal 1994. Gross profit as a percentage of net sales decreased to 23% from 25% for the same periods. Timing differences in the Company's inability to pass through higher raw material costs, adversely affected gross profit in fiscal 1995 despite increased manufacturing efficiencies. The Company's PVC compound and garden hose operations were most adversely affected by the raw material price increases in fiscal 1995.

     Selling, general and administrative expenses for fiscal 1995 were $27,545, a $1,945 (8%) increase compared to fiscal 1994. As a percentage of net sales, these expenses decreased to 12% compared to 13% for the same periods. The increase in selling, general and administrative expenses was primarily attributable to increased sales volume.

     Operating income for fiscal 1995 and 1994 was $21,082 (10% of net sales) and $21,452 (11% of net sales), respectively. This $370 (1%) decrease was primarily attributable to higher raw material costs partially offset by increased sales volume and improved manufacturing efficiencies.

     Operating income in the U.S. plastic product segment decreased $2,744 (15%) for fiscal 1995 to $15,046 from $17,790 for fiscal 1994. Operating income as a percentage of net sales within the U.S. plastic product segment decreased to 12% for fiscal 1995 from 15% for fiscal 1994. The decrease in operating income was primarily attributable to higher raw material costs partially offset by increased sales volume and improved manufacturing efficiencies.

     Operating income in the European plastic product segment increased $2,543 (44%) for fiscal 1995 to $8,373 from $5,830 for fiscal 1994. Operating income as a percentage of net sales within the European plastics segment increased to 26% for fiscal 1995 from 24% for fiscal 1994. The increase in operating income was primarily a result of increase sales volume, currency fluctuations and manufacturing efficiencies, partially offset by higher raw material costs.

     Operating income in the U.S. plastic material segment increased $1,174 (81%) for fiscal 1995 to $2,621 from $1,447 for fiscal 1994. Operating income as a percentage of net sales within the U.S. plastic materials segment increased to 3% for fiscal 1995 from 2% for fiscal 1994. The increase in operating income was primarily attributable to increased sales volume and improved manufacturing efficiencies, partially offset by higher raw material costs.

     Interest expense and amortization of deferred financing costs for fiscal 1995 and 1994 was $17,818 and $17,197, respectively. This $621 (4%) increase was primarily attributable to higher average short-term borrowings.

     The income tax provision for the year ended July 31, 1995 is comprised of a $2,707 foreign tax provision partially offset by a domestic federal and state income tax benefit of $900. For the year ended July 31, 1994 the tax provision is comprised of a domestic federal and state provision of $2,442 and a foreign tax provision of $1,876. The income tax provision differs from the income tax provision calculated at the statutory rate due to the difference between the U.S. statutory rate and foreign income tax rates, state income taxes, amortization of goodwill and other non-deductible benefits.

     The Company generated net income from continuing operations of $1,196 in fiscal 1995 compared to $4,513 in fiscal 1994. The company recognized a net loss on the discontinued opertions of $1,294 in fiscal 1995 compared to net income of $92 in fiscal 1994.

Financial Position, Liquidity and Capital Resources
General

     The Company's primary capital requirements are for working capital (principally inventory and accounts receivable) and to a lesser extent, capital expenditures. The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available from banks or other institutional lenders and public offerings of debt securities. The Company believes that, based on current levels of operations and anticipated growth, its cash flow from operations (together with other available sources of liquidity, including borrowings under the Revolving Credit Facility) will be adequate over the next several years to fund working capital requirements, to permit anticipated capital expenditures, and to make required payments of principal and interest on its debt.

     The market for the Company's garden hose is seasonal, with sales peaking in the spring and summer seasons. The Company started fiscal 1996 with high levels of accounts receivable and inventory. With increased sales volume in garden hose during fiscal year 1996, the general growth in the Company's other markets, and lower raw material costs, the Company's accounts receivable increased $1,730 from $40,561 at July 31, 1995 to $42,291 at July 31, 1996 and inventory decreased $8,034 from $41,026 at July 31, 1995 to $32,992 at July 31, 1996.

     Cash and cash equivalents increased $1,357 for fiscal 1996, compared to a $444 increase for fiscal 1995. The changes for these periods were attributable to the factors discussed below.

     For fiscal 1996, net cash provided by operating activities was $18,311. The Company used the $18,311 in cash generated from operating activities, along with

$1,337 in proceeds from the sale of equipment and $3,451 in proceeds from new loans incurred by its foreign subsidiaries to (i) reduce its borrowing under its Revolving Credit Facility by $12,356, (ii) reduce the aggregate foreign term loan principal by $1,271 and (iii) incur $7,986 in capital expenditures.


     For fiscal 1995, net cash used in operating activities was $9,938, The Company funded operating activities, repaid $1,185 of its outstanding term loans, advanced $300 to its parent and expended $7,251 on capital improvements by borrowing an additional $19,478 under its Revolving Credit Facility.

     Working capital was $34,756 as of July 31, 1996, an improvement of $9,189 as compared to July 31, 1995. This increase was the result of a higher accounts receivable balance ($42,291 compared to $40,561), and lower outstanding short term borrowings ($14,138 compared to $26,494), offset by lower inventory balances ($32,992 compared to $41,026).

     As of July 31, 1995, working capital was $25,567, a decrease of $1,414, as compared to fiscal 1994. This decrease was the result of a higher accounts receivable balance ($40,561 compared to $37,220), higher inventory balances ($41,026 compared to $25,207), offset by higher outstanding short-term borrowings ($26,494 compared to $7,016).

         The Company's businesses are relatively stable and mature and do not generally require significant ongoing additions to plant and equipment. Capital expenditures for fiscal 1994, 1995 and 1996 were $7,160, $7,251, and

$7,986 respectively. In September 1996, the Company acquired certain assets of PureTec's recycling business, effectively transferring this business to PST.

Short-Term Borrowings

     On December 30, 1992, PST entered into a $50,000 Senior Loan Agreement (the "Agreement") with a commercial lending company ("CLC"). Proceeds of borrowings under the Agreement were used to repay the borrowings outstanding under a prior loan and security agreement with a bank. On November 8, 1993 in connection with the issuance of $125,000 principal amount of senior secured notes and the use of the proceeds thereof, the Agreement was amended and restated to, among other things, provide for revolving credit advances of up to $40,000 through July 31, 1997 and letters of credit of up to $1,000.

     On February 14, 1995, PST further amended the Agreement with the CLC to, among other things, increase the maximum revolving credit advances to $50,000 (the "Restated Agreement"). The other terms and covenants contained in the Restated Agreement are substantially the same as those contained in the original agreement except that outstanding revolving credit advances shall not exceed $8,000 for 30 consecutive days during the period from July 1 to September 30 of each year, and annual domestic capital expenditures are limited to $6,600 per year (exclusive of up to $1,000 of approved business acquisitions). Prospective interest rate relief (ranging from 0.25% to 0.50%) is possible if the Company meets certain defined fixed coverage ratios.

     The Restated Agreement contains covenants, the most restrictive of which are maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. Borrowings under the Restated Agreement are secured by substantially all the domestic current assets of PST. In addition, the CLC has a security interest in PST's intangible assets, and this security interest ranks pari passu with the security interest of the Senior Secured Notes (see below) in PST's intangible assets. Revolving credit advances under the Agreement are based on eligible receivables and inventory.

     On July 31, 1995, PST further amended its $50,000 Agreement with the CLC to, among other things, adjust certain ratios and to waive the provision that outstanding revolving credit advances shall not exceed $8,000 for the 30 consecutive days during the period from July 1 to September 30 for each year.


Debt Offering and Redemption


     On November 8, 1993, PST issued $125,000 principal amount of 11-1/4% Senior Secured Notes due in 2003. The Senior Secured Notes are senior secured obligations of PST, ranking pari passu in right of payment with all existing and future senior indebtedness of PST and senior to all subordinated indebtedness of PST, if any. The Senior Secured Notes are secured by substantially all real property, machinery, equipment, general intangibles and other intellectual property now owned or hereafter acquired by PST and by a pledge of all outstanding capital stock of Plastic Specialties and Technologies Investments, Inc., a wholly-owned subsidiary of PST. The indenture for the Senior Secured Notes contains covenants which restrict, among other matters, the ability of PST and its subsidiaries to incur additional indebtedness, pay dividends (except as defined in the indenture), redeem capital stock, prepay subordinated indebtedness, create liens, dispose of certain assets, engage in sale and merger transactions, make contributions, loans or advances and enter into transactions with affiliates.

Future Capital Expenditure Commitments

         As discussed above, the Company's businesses are relatively mature and as a result do not require significant ongoing additions to plant and equipment. The Company generally finances its ongoing capital expenditure requirements from its cash flow provided from operations and borrowings under its Revolving Credit Facility.

     Construction has commenced on a new plant in Northern Ireland for the Company's Unichem division. For purposes of this new business venture, a new subsidiary is in formation, Colorite Europe Limited (a United Kingdom company). The anticipated total capital costs for the Company in connection with this new Unichem plant are approximately $3 million. The Company has received commitments for certain grants, subsidies and other introducements from government authorities in Northern Ireland. The Company plans to finance a large part of its capital costs of this new plant by using cash reserves (and possibly additional borrowing from a commercial bank) at Action Belgium N.V.


PureTec Corporation ("PureTec")

   </R
>
     In September, 1996, the Company acquired the recycling operations of PureTec, comprised of certain fixed assets, raw materials inventory and certain other assets of Pure Tech Plastics, Inc. and subsidiaries ("PTP") for $4,400. The acquisition will be accounted for at historical cost in a manner similar to the pooling-of-interests method of accounting as it is a transaction between entities under common control. The $1,970 difference between PTP's carrying value of such assets and the consideration paid was treated as a contribution of capital to PST by PureTec. As a result of the acquisition, PST constitutes approximately 80% of PureTec's operations and product lines.

Inflation

     Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. In Fiscal 1996, the Company benefited domestically from declining raw material costs. Foreign operations saw raw material costs continue to rise until they stabilized during the second quarter. Raw material costs had increased significantly in fiscal 1995 after increasing only slightly in fiscal 1994. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.

Item. 8 Financial Statements and Supplemental Data




     Financial statements are included herein beginning with page F-1. Supplementary data is not required to be presented.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


PART III

Item 10. Directors and Executive Officers of the Registrant

     Set forth below are the names, ages and positions of the current directors and executive officers of PST.

         Name                       Age              Position
         ----                       ---              ---------
Fred W. Broling                     61               Chairman of the Board
David C. Katz                       56               President and Director
Peter R. Harvey                     61               Vice President and Director
John J. Harvey                      65               Director
Robert A. Calabrese                 60               Director
Leo Gans                            70               Vice President

Joseph T. Bruno                     61               Vice President
                                                      - Human Resources
Thomas Gilboy                       42               Vice President, Treasurer
                                                     and Chief Financial Officer
Paul Litwinczuk                     43               Secretary

     Mr. Broling has served as Chairman of the Board of PST since 1984. Prior to such time, from 1981 to 1984, Mr. Broling served as the President of the plastic specialty sector of Dart & Kraft. Mr. Broling has also been Chairman and Chief Executive Officer of Ozite since August 1990 and Chairman and Chief Executive Officer of PureTec since July 1995.

     Mr. Katz has served as President and Director of PST since August 1996. Mr. Katz has also served as a director of Ozite since 1994 and has served as President of PureTec since its inception, as a director of PureTec since 1991, and as Chief Operating Officer of PureTec since 1994.

     Mr. Peter R. Harvey has served as Vice President of PST since 1987, a Director of PST since June 1993. Mr. Harvey is the President, Chief Operating Officer and a Director of Arta Group Incorporated ("Artra") (fashion jewelry, flexible packaging and investments), since 1968; a Director of The Lori Corporation (fashion jewelry and staffing business in telecommunications and computers), since 1984. He has also served as Chief Executive Officer, from 1985 to 1993, President, from 1983 to 1985 and from 1988 to 1993, and chairman from 1895 to 1995 of SoftNet Systems, Inc. ("SoftNet"). Mr. Harvey has served as a director of PureTec since July 1995.

     Mr. John J. Harvey has served as a Director of PST since June 1993. He has also served as a Director of Ozite since August 1990; Chairman of the Board and Chief Executive Officer of Artra since 1968; and Chairman of the Board of The Lori Corporation, since 1985. Mr. Harvey has served as a director of PureTec since July 1995.

     Mr. Calabrese has served as a Director of PST since June 1995. Mr. Calabrese has been the President of R.C. Industries Inc. and Chief Executive

Officer of its Aetna Division (metal finishing) since 1970. Mr. Calabrese has served as a director of PureTec since July 1995.

     Mr. Gans has served as Vice President of PST since 1984 and was a director of PST from 1989 until June 1993. He also served as President of the Action Division since 1983, and, prior thereto, he was President of such division when it was part of Dart & Kraft. Mr. Gans has served as a director of PureTec since July 1995.

     Mr. Bruno has served as Vice President - Human Resources of PST since 1986. Prior thereto, from 1979 to 1985, he served as a Director and Vice President of Personnel for Wilson Fiberfil International, a division of Dart & Kraft.

     Mr. Gilboy has served as Vice President, Treasurer and Chief Financial Officer of PST since May 1996. Previously (from 1991 to 1996) Mr. Gilboy had been Vice President and Chief Financial Officer of Troy Corporation, a specialty chemical company.

     Mr. Litwinczuk has served as Secretary of PST since April, 1996. Mr. Litwinczuk has served as Secretary of Ozite since April 1996 and has served as the Secretary of PureTec since July 1995 and as its Assistant Secretary since 1991.

Peter R. Harvey and John J. Harvey are brothers. PST is a subsidiary of Ozite, which is a subsidiary of PureTec.

Compensation Committee Interlocks and
Insider Participation; Additional Information

     Compensation of executive officers is determined by the Company's Board of Directors. Messrs. Fred Broling and Peter R. Harvey currently serve on PST's Board of Directors, are currently employed as officers of PST and have served as directors and officers of PST and continue to serve Ozite in such capacities. See "Item 13. Certain Relationships and Related Transactions."

     Mr. Broling and Mr. Peter R. Harvey recommend to the Board of Directors compensation payable to executive officers of the Company. Mr. Broling's compensation is based on the actual performance of the Company compared to the operating plan. Messrs. Broling and Harvey consider the performance of the Company, among other factors, in determining the compensation of other executive officers; however, neither they nor the Board of Directors have adopted compensation policies applicable to such other executive officers.

Item 11.  Executive Compensation


                           SUMMARY COMPENSATION TABLE

          Name and                                                                          All Other
          Principal                 Fiscal                                               Compensation (1)

          Position                   Year             Salary         Bonus (3)          (i)          (ii)
          --------                   ----            ---------       ---------          ---          ----
Fred W. Broling,                     1996            $259,216        $250,000       $  3,018     $  1,992
   Chairman and Chief                1995             263,446            --            9,240        1,992
   Executive Officer                 1994             293,672         250,000          9,198        1,992

David C. Katz,                       1996              91,154         150,000          3,000        1,162
   President and Director            1995                --              --             --           --
                                     1994                --              --             --           --

Terence K. Brennan (2)               1996             161,762         175,000          4,213        1,992
   Former Vice President,            1995             159,067            --            6,403        1,992
   Chief Financial Officer and       1994             149,013         175,000          6,235        1,992
   Director

Leo Gans                             1996             187,042         236,000          3,140        1,992
   Vice President                    1995             186,582         221,760          7,995        1,992
   President - Action                1994             175,749         149,310          6,330        1,992
   Technologies Division

Joseph T. Bruno,                     1996             108,582          21,000          2,592          432
   Vice President -                  1995             105,665            --            2,782          432
   Human Resources                   1994             103,582          42,000          2,641          432

Robert E. Brookman, Ph.D.            1996             191,582          49,454          3,000        1,992



   President - Colorite Polymers     1995             190,703          99,000          3,000        1,992
   Division                          1994             187,083          99,782          3,000        1,992


(1) The amounts in this column represent (i) contributions made by the Company to the Savings Plan for Employees of Plastic Specialties and Technologies, Inc. and Affiliates and (ii) the amount of premiums paid by the Company for life insurance policies for the benefit of the named executive officers.

(2) Under the terms of a separation agreement signed by Mr. Brennan in May, 1996, he will receive $150,000 over a twelve month period ending May 31, 1997. Mr. Brennan will be responsible for settling all outstanding obligations prior to May 31, 1997 (See Item 13 - Indebtness of Management

     to PST).

(3) Previously, bonus information was reported in the year paid. In the current year, information has been changed to reflect amounts awarded for the fiscal year.


Director's Compensation

     Directors of the Company receive no compensation for serving as directors.

Compensation Pursuant to PST Pension Plan

     Pensions for salaried personnel of PST are provided through the Plastic Specialties and Technologies, Inc. And Affiliates Pension Plan, effective as of May 10, 1984 and amended January 1, 1988 (the "PST Pension Plan"). The following table illustrates the amount of the annual pension benefit payable under the PST Pension Plan to a person in the specified average salary and year-of-service classifications:

                               PENSION PLAN TABLE
                                Years of service

Remuneration         15        20        25       30        35
------------         --        --        --       --        --
$100,000          $15,000   $20,000  $25,000   $30,000   $35,000
 125,000           18,750    25,000   31,250    37,500    43,750
 150,000 or more   22,500    30,000   37,500    45,000    52,500

     For purposes of the PST Pension Plan, compensation is defined as the total wages, salaries, commissions, bonuses, overtime and special awards paid during the year. All cash compensation reported in the Summary Compensation Table under the columns "Salary" and "Bonus" is included in compensation under the PST Pension Plan (subject to the dollar limitation shown in the Pension Plan Table), for each officer listed.

     The estimated number of credited years of service of each of the executive officers listed in the Summary Compensation Table is as follows: Fred W. Broling, 20 years; David C. Katz, 1 year; Leo Gans, 14 years; and Joseph T. Bruno, 17 years.

     The PST Pension Plan provides a monthly benefit payable for life, beginning at age 65, equal to one-twelfth of one percent of the total compensation received during the period the employee participated in the PST Pension Plan. None of the PST pension benefits are subject to any deduction for Social Security or other offset amounts.

Stock Options

     The Company, as a subsidiary of PureTec, participates in the stock option plans of PureTec. Information with respect to stock option transactions for individuals who participate in such plans is included in the PureTec Form 10-K

Item 12. Security Ownership of Certain Beneficial owners and Management

     As of October 29, 1996, Ozite owned approximately 83% of the outstanding common stock of PST. The remaining 17% of the outstanding common stock was owned by non-affiliates. Such common stock constitutes the only issued and outstanding capital stock of the Company. Ozite is a wholly-owned subsidiary of PureTec.

     No other person or group is known to be the beneficial owner of more than five percent of any class of the registrant's voting securities.

Item 13. Certain Relationships and Related Transactions

Dividends

     In connection with the Merger, on July 13, 1995 PST declared a dividend of the 772,000 Artra Common Shares and 3,675 shares of BCA preferred stock to all stockholders of record as of July 31, 1995. Based on this declaration, 638,444 shares of Artra common stock and 3,039.23 shares of BCA Class A preferred stock have been transferred to Ozite. The Company is in the process of transferring 133,556 shares of Artra common stock and 635.77 shares of BCA preferred stock to minority stockholders.

Transaction with Related Companies

     PST held 772,000 shares of common stock of Artra (the "Artra Common Shares"), which was accounted for on the equity method. Through the Company's recording of its share of the net losses of Artra and other related items, the carrying value of the investment in the Artra Common Shares had been reduced to zero.

     Peter R. Harvey and John Harvey are the controlling stockholders of Artra. In addition, Peter R. Harvey is a director and the President and Chief Operating Officer of Artra, and John Harvey is a director and the Chairman of the Board and Chief Executive Officer of Artra.

     The Company acquired from Bagcraft a $5,000,000 subordinated note bearing interest at a rate of 13-1/2% per annum and 50,000 shares of 13-1/2% cumulative redeemable preferred stock with a liquidation preference of $5,000,000 in Bagcraft for $10,000,000 in 1987. Bagcraft is a wholly-owned subsidiary of BCA and BCA is wholly-owned subsidiary of Artra. In March 1993, the Company received 675 shares of BCA Preferred Stock having a liquidation preference equal to the amount of interest due for the period from December 1, 1991 to November 30, 1992 ($675 in the aggregate) in lieu of receipt of payment of interest from Bagcraft for such period.

     In July 1993, the Company recorded an impairment of its investment in Bagcraft by establishing a valuation reserve to write-off the $10,000,000 carrying value of such investment as the Company was unable to determine, with reasonable certainty, whether or when it would realize its investment in Bagcraft. On December 28, 1993, PST received from Bagcraft $5,000,000 in cash and 3,000 shares of BCA preferred stock as payment in full for the $5,000,000 subordinated note and unpaid interest due from Bagcraft totaling $3,094,000 respectively. In 1994, the Company recorded a $5,000,000 gain for the recovery of its investment in the Bagcraft subordinated note. The interest due from Bagcraft had been fully reserved and interest income was not recorded for the receipt of the BCA preferred stock as such stock is not freely transferable. The cash received was used to pay a portion of the PST dividend declared.

         Peter R. Harvey is the President, Chief Operating Officer and a

director of Artra.

Certain Other Indebtedness

     PST is due $1,089,000 from Ozite relating to a tax sharing agreement. The Company has fully reserved this receivable from Ozite due to Ozite's inability to settle this obligation. See Note 5c to the Consolidated Financial Statements included in Item 8 to this Form 10-K.

Indebtedness of Management to PST

     During fiscal 1996, Mr. Broling was indebted to PST in an amount not in excess of $241,000 consisting of principal and interest outstanding on a demand note dated June 15, 1988, bearing interest at 75% of the prime rate, not to exceed 10%. Such indebtedness was incurred by Mr. Broling to finance the purchase of common and preferred stock of the predecessor of Ozite. At September 30, 1996, the outstanding indebtedness was $243,000.

     During fiscal 1996, Mr. Brennan, the former Vice President, Chief Financial Officer and a Director, was indebted to PST in an amount not in excess of $146,500 consisting of principal and interest outstanding on; (i) a demand note dated June 15, 1988, bearing interest at 75% of the prime rate, not to exceed 10%; and (ii) a non-interest bearing demand note dated August 20, 1990. Such indebtedness was incurred by Mr. Brennan to finance the purchase of common and preferred stock of the predecessor of Ozite and to finance unreimbursed moving expenses incurred moving to Illinois at PST's request, respectively. Under a Separation Agreement entered into between Mr. Brennan and the Company, such amounts are due to be repaid by May 31, 1997. At September 30, 1996, the outstanding indebtedness was $147,000.

     During fiscal 1996, Mr. Peter R. Harvey was indebted to PST in an amount not in excess of $717,000 consisting of principal and interest outstanding on a demand note dated May 20, 1988, bearing interest at the prime rate on the last day of each fiscal year. Such indebtedness was a personal loan to Mr. Harvey. At September 30, 1996, the outstanding indebtedness was $717,000. The Company has ceased recognizing interest income on the notes receivable from Mr. Harvey since 1994.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)(1) Financial Statements - See Index to Financial Statements and Schedules on page F-1.

(a)(2) Financial Statement Schedule. The following is a list of Financial Statement Schedules filed as part of the Registration Statement.

          Schedule  II - Valuation and Qualifying Accounts


(a)(3)    List of Exhibits

                                  SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.

                                    PLASTIC SPECIALTIES & TECHNOLOGIES, INC.

                                        /s/ Thomas V. Gilboy
                                    By: _______________________________________
                                        Thomas V. Gilboy
                                        Chief Financial Officer
Dated: October 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.

/s/ Fred W. Broling          Chairman of the Board and         October 30, 1996
-------------------            Chief Executive Officer
Fred W. Broling

/s/ David C. Katz            Director, President and            October 30, 1996
-------------------            Chief Operating Officer
David C. Katz

/s/ Robert Calabrese         Director                           October 30, 1996
--------------------
Robert Calabrese

/s/ John J. Harvey           Director                           October 30, 1996
--------------------
John J. Harvey

/s/ Peter R. Harvey          Director                           October 30, 1996
--------------------
Peter R. Harvey

                        Index To Exhibits

Number            Exhibit

3.1 Restated Certificate of Incorporation of Plastic Specialties and Technologies, Inc. ("PST") dated June 1, 1987, as amended; incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-66338).
3.2       Certificate of Ownership and Merger of PST Holdings, Inc. into PST.
3.3 By-laws of PST; incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (No. 33-11686).
4.1       Form of Specimen Senior Subordinated Note (including in page A-1 of
          Exhibit 4.10 to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-11686).
10.1 Lease, dated June 1989, between Richard C. Lauer and Roy I. Anderson, as lessor, and PST, as lessee, re: 19555 East Arenth Avenue, Industry, California, incorporated by reference to Exhibit 28.1 to Form 10-Q of the Registrants for the fiscal quarter ended October 31, 1992.
10.2 Lease, dated September 23, 1991, between E.T. Hermann and Jane D. Herman 1978 Living Trust, as lessor, and the Colorite Plastics Division of PST, as lessee, re: 909 East Glendale Avenue, Sparks, Nevada, incorporated by reference to Exhibit 28.1 to Form 10-Q of the Registrants for the fiscal quarter ended October 31, 1992.
10.3 Lease, dated January 1, 1993, between OHR Realty Corporation, as lessor, and PST, as lessee, re: Piscataway, New Jersey; incorporated by reference to Exhibit 28.1 to Form 10-Q of the Registrants for the fiscal quarter ended October, 1992.
10.4 Libertyville sublease, dated October 27, 1980, between Ozite Corporation and Brunswick Corporation; incorporated by reference to
          Exhibit 10.1 to Annual Report on Form 1-K of the Registrants for the fiscal year ended July 31, 1991.
10.5 Lease, dated April 24, 1972, between Pacific Western Warehouse, Inc. and Dart Industries, Inc.

          (assigned by Dart Industries, Inc. To PST); incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (No. 33-11686).
10.6 Lease, dated May 24, 1994 between LaSalle National Trust, N.A. as Trustee under Trust Agreement dated May 16, 1994 and Known as Trust Number 118722, as Lessor and American Gasket and Rubber Company (a division of PST's Action Technology Subsidiary), as lessee, re:
          Schaumburg, Illinois.
10.7 Plastic Specialties and Technologies, Inc. And Affiliates Pension Plan, Amended and Restated Effective as of January 1, 1985; incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 (No. 33-11686).
10.8 Senior Loan Agreement dated as of December 30, 1992 between PST, as borrower, General Electric Capital Corporation, as agent and lender, and certain participating lenders (the "GECC Senior Loan Agreement"); incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K of the Registrants for the fiscal year ended July 31, 1992.
10.9 Amendment No. 2 dated July 7, 1993 to the GECC Senior Loan Agreement; incorporated by reference to Exhibit 10.9 to Registration Statement on

          Form S-1 (No. 33-66338).
10.10 Amendment No. 3 dated October 8, 1993 to the GECC Senior Loan Agreement; incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-66338).
21        List of subsidiaries of PST
(b)       None
(c)       See Item 14(a)(3) above.
(d)       See Item 14(a)(2) above.

                   PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Page
                                                                  ----
Independent Auditors' Report                                      F-2

Consolidated Balance Sheets as of July 31, 1995 and 1996          F-3

Consolidated Statements of Operations
    for the years ended July 31, 1994, 1995 and 1996              F-4

Consolidated Statements of Stockholders' Deficit
    for the years ended July 31, 1994, 1995 and 1996              F-5

Consolidated Statements of Cash Flows
    for the years ended July 31, 1994, 1995 and 1996           F-6 - F-7

Notes to Consolidated Financial Statements                     F-8 - F-23


Schedule II  - Valuation and qualifying accounts                  F-24

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Plastic Specialties and Technologies, Inc.
Ridgefield, New Jersey

We have audited the accompanying consolidated balance sheets of Plastic Specialties and Technologies, Inc. (the "Company") as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended July 31, 1996. Our audits also included the consolidated financial statement schedule listed in the index to the consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2-g to the consolidated financial statements, in 1994, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

Parsippany, New Jersey
October 30, 1996

/s/ Deloitte & Touche LLP /s/

      PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except per share data)

                                                   July 31,    July 31,
                ASSETS                               1995        1996
                                                   --------    --------
CURRENT ASSETS:
   Cash and cash equivalents....................   $  4,741    $  6,098
   Accounts receivable, less allowance of
      $2,550 in 1995 and $1,280 in 1996.........     40,561      42,291
   Inventories..................................     41,026      32,992
   Prepaid expenses and other current assets....      2,139       2,591
   Deferred income taxes........................         --         544
                                                   --------    --------
TOTAL CURRENT ASSETS............................     88,467      84,516
PROPERTY, PLANT AND EQUIPMENT, net..............     44,795      45,608
EXCESS OF COST OF INVESTMENT OVER NET ASSETS
   ACQUIRED, net................................     43,286      41,921
OTHER ASSETS, net...............................      5,370       5,631
NOTES AND INTEREST RECEIVABLE FROM OFFICERS.....        374         388
                                                   --------    --------
TOTAL ASSETS....................................   $182,292    $178,064
                                                   ========    ========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Short-term borrowings........................   $ 26,494    $ 14,138
   Accounts payable.............................     19,673      20,432
   Other current liabilities....................     12,842      11,268
   Accrued interest.............................      2,620       2,562
   Current portion of long-term debt............      1,271       1,360
                                                   --------    --------
   TOTAL CURRENT LIABILITIES....................     62,900      49,760
                                                   --------    --------
OTHER LONG-TERM LIABILITIES.....................      1,195       2,262
DEFERRED INCOME TAXES...........................      1,200       3,663
LONG-TERM DEBT..................................    125,741     127,642
                                                   --------    --------
TOTAL LIABILITIES...............................    191,036     183,327
                                                   --------    --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Common stock, par value $.01; 10,000,000 share
      authorized; 8,319,833 shares issued and
      outstanding, in 1995 and 1996,
      respectively..............................         83          83
   Additional paid-in capital...................     12,107      12,107
   Accumulated deficit..........................    (17,048)    (13,549)

   Receivable from majority
      stockholder-Ozite Corporation.............     (3,853)     (3,853)
   Receivable from officer, including
      accrued interest..........................       (717)       (717)
   Minimum pension liability....................       (250)         --
Cumulative foreign currency
   translation adjustment.......................        934         666
                                                   --------    --------
NET STOCKHOLDERS' DEFICIT.......................     (8,744)     (5,263)
                                                   --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.....   $182,292    $178,064
                                                   ========    ========

             See notes to consolidated financial statments

         PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                                  Year Ended July 31,
                                                                         1994             1995             1996
                                                                     -----------      -----------      -----------
Net sales ......................................................     $   190,524      $   221,190      $   253,361
                                                                     -----------      -----------      -----------
Cost and expenses:
  Cost of goods sold ...........................................         142,108          171,194          191,427
  Selling, general and administrative expenses .................          25,600           27,545           31,121
  Amortization of intangibles ..................................           1,364            1,369            1,411
                                                                     -----------      -----------      -----------
                                                                         169,072          200,108          223,959
                                                                     -----------      -----------      -----------
  Operating income .............................................          21,452           21,082           29,402
                                                                     -----------      -----------      -----------
Other expenses (income):
  Interest expense, net and amortization of deferred
    financing costs ............................................          17,197           17,818           18,132
  Recovery of investment in affiliate ..........................          (5,000)            --               --
  Foreign exchange loss ........................................             176              116               59
  Other, net ...................................................             248              145                4
                                                                     -----------      -----------      -----------
                                                                          12,621           18,079           18,195
                                                                     -----------      -----------      -----------
Income from continuing operations before income taxes,
  extraordinary item, and cumulative effect of accounting
  change........................................................           8,831            3,003           11,207
Provision for income taxes .....................................           4,318            1,807            5,582
                                                                     -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS ..............................           4,513            1,196            5,625
                                                                     -----------      -----------      -----------
Discontinued operations:
  Income (loss) from operations, net of applicable
    income tax benefit of $440 in 1995 and $332 in 1996 ........              92           (1,294)            (647)
  Loss on disposal, net of applicable income tax benefit
    of $762.....................................................            --               --             (1,479)
                                                                     -----------      -----------      -----------
Income (loss) before extraordinary item and
  cumulative effect of accounting change .......................           4,605              (98)           3,499
                                                                     -----------      -----------      -----------
Extraordinary item - Loss related to extinguishment of senior
  subordinated notes, net of income tax benefit of $2,032 ......          (4,275)            --               --
Cumulative effect of accounting change .........................           1,110             --               --
                                                                     -----------      -----------      -----------
NET INCOME (LOSS) ..............................................     $     1,440      $       (98)     $     3,499
                                                                     ===========      ===========      ===========

INCOME (LOSS) PER COMMON SHARE:
  Income from continuing operations ............................     $      0.59      $      0.14      $      0.68
  Income (loss)from discontinued operations ....................            0.01            (0.15)           (0.26)
  Extraordinary item ...........................................           (0.56)            --               --
  Cumulative effect of accounting change .......................            0.15             --               --
                                                                     -----------      -----------      -----------
NET INCOME (LOSS) PER COMMON SHARE: ............................     $      0.19      $     (0.01)     $      0.42
                                                                     ===========      ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING ............................       7,612,857        8,319,833        8,319,833
                                                                     ===========      ===========      ===========

                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                            (Dollars in thousands)


                                                                                      Receivable
                                                                                      from                     Cumulative
                                                                        Receivable    Officer,                 Foreign
                                             Additional                 from          Including    Minimum     Currency
                                   Common    Paid-In      Accumulated   Majority      Accrued      Pension     Translation
                                   Stock     Capital      Deficit       Stockholder   Interest     Liability   Adjustment

BALANCE, AUGUST 1, 1993 .......     $71       $12,119      $ (7,399)      $(3,253)      $(717)       $ --        $(223)

Net income ....................      --            --         1,440            --          --          --           --
Dividends paid ................      --            --       (10,991)           --          --          --           --
Foreign currency translation
  adjustment ..................      --            --            --            --          --          --          376
Exercise of warrants to
  purchase common stock .......      12           (12)           --            --          --          --           --
Increase in receivable from
  majority stockholder ........      --            --            --          (300)         --          --           --
                                   ------    ----------   -----------   -----------   ----------   ---------   -----------
BALANCE, JULY 31, 1994 ........      83         12,107      (16,950)       (3,553)       (717)         --          153

Net loss ......................      --            --          (98)            --          --          --           --
Foreign currency translation
  adjustment ..................      --            --            --            --          --          --          781
Minimum pension liability .....      --            --            --            --          --        (250)          --
Increase in receivable from
  majority stockholder ........      --            --            --          (300)         --          --           --
                                   ------    ----------   -----------   -----------   ----------   ---------   -----------
BALANCE, JULY 31, 1995 ........      83         12,107      (17,048)       (3,853)       (717)       (250)         934
Net income ....................      --            --         3,449            --          --          --           --
Foreign currency translation
  adjustment ..................      --            --            --            --          --          --         (268)
Minimum pension liability .....      --            --            --            --          --         250           --
                                   ------    ----------   -----------   -----------   ----------   ---------   -----------
BALANCE, JULY 31, 1996 ........     $83        $12,107     $(13,549)      $(3,853)      $(717)      $  --         $666
                                   ======    ==========   ===========   ===========   ==========   =========   ===========

                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                        Year Ended July 31,
                                                      1994       1995      1996
                                                     ------     ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations, extraordinary
  item and cumulative effect of accounting change... $ 1,348   $ 1,196  $ 5,625

Adjustment to reconcile net income (loss) to net
  cash provided by (used in) operating activities
  from continuing operations:
    Amortization ...................................   2,307     2,148    2,194
    Depreciation ...................................   5,437     5,134    5,470
    Deferred income taxes ..........................     128       455    3,013
    Recovery of Investment in affiliate ............  (5,000)       -        -
    Cumulative effect of accounting change .........  (1,110)       -        -
    Extraordinary loss on extinguishment of debt ...   4,275        -        -
    Loss on the sale of fixed assets ...............     -          -       605

     Provision for losses on accounts receivable
     and other reserves ............................     662     1,081      833

    Changes in assets and liabilities:
     (Increase) decrease in assets:
       Accounts receivable .........................  (9,077)   (2,535)  (2,783)
      Inventories .................................   (3,801)  (15,411)   7,860
       Prepaid expenses and other current assets ...   1,089      (801)    (458)
       Other assets ................................    (813)      (25)  (1,090)
       Notes and interest receivable from officers..     (12)      (15)     (14)

    Increase (decrease) in liabilities:
       Accounts payable, other current liabilities
        and accrued interest .......................  10,591       (37)    (806)
       Other long-term liabilities .................     836       166    1,082
                                                      ------    ------  --------
    Net cash provided by (used in)
      operating activities:                            6,860    (8,644)  21,531
                                                     -------   -------   -------
(Loss) income from discontinued operations .........      92    (1,294)  (3,220)
                                                     --------  --------  -------
    Net cash (used in) provided by operating
     activities from discontinued operations:             92    (1,294)  (3,220)
                                                     --------  --------  -------
    Net cash provided by (used in)
     operating activities .........................    6,952    (9,938)  18,311
                                                     --------  --------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ..........................   (7,160)   (7,251)  (7,986)
    Return of investment in affiliate .............    5,000       -        -
    Repayment of advance from parent ..............      -         -        -
    Proceeds from sale of property and equipment ..       12       -      1,337
                                                     --------   -------  -------
    Net cash used in investing activities ........    (2,148)   (7,251)  (6,649)
                                                     --------   -------  -------

                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                           Year Ended June 31,
                                                                     1994         1995          1996
                                                                  ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (repayment) under revolving credit facility,
  net......................................................       $(11,846)     $19,478       $(12,356)
Net proceeds from issuance of senior secured notes.........        120,000         -              -
Repayment of senior subordinated notes.....................        (92,202)        -              -
Proceeds of term loans.....................................          -             -             3,451
Repayment of term loans....................................         (7,530)      (1,185)        (1,271)
Dividends paid.............................................        (10,991)        -              -
Advances to majority stockholders-Ozite Corporation........           (300)        (300)          -
                                                                  --------      -------       --------
 Net cash (used in) provided by financing activities.......         (2,869)      17,993        (10,176)
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................           (256)        (360)          (129)
                                                                  --------      -------       --------
NET INCREASE IN CASH AND CASH EQUIVLENTS...................          1,679          444          1,357
CASH AND CASH EQUIVALENTS, beginning of the year...........          2,618        4,297          4,741
                                                                  --------      -------       --------
CASH AND CASH EQUIVALENTS, end of year.....................       $  4,297      $ 4,741       $  6,098
                                                                  ========      =======       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:
Cash paid during the year for:
 Interest..................................................       $ 16,197      $17,068       $ 17,369
                                                                  ========      =======       ========
 Income taxes..............................................       $  2,506      $ 1,442       $  3,108
                                                                  ========      =======       ========
Non-cash financing transaction:
      Net effect of change in accounting principle
       on property, plant and equipment....................       $    925      $    -        $     -
                                                                  ========      =======       ========
      Changes in minimum pension liability.................       $     -       $  (250)      $    250
                                                                  ========      =======       ========
                                                                                          (concluded)

                See notes to consolidated financial statements

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)


1.  ORGANIZATION

    Plastic Specialties and Technologies Inc. ("PST" or the "Company") is a manufacturer of garden hose, specialty plastic compounds and fabricated precision plastic components for niche consumer and industrial markets. PST services its markets through its network of 12 manufacturing facilities, located in key points throughout the United States, with two locations in Europe and one in Canada.

    The Company was formed in 1984 by its senior management to acquire the plastic specialty sector of Dart & Kraft through a leveraged buy out. PST Holdings, Inc. ("Holdings") was incorporated in March 1987 as a wholly-owned subsidiary of Sage Group, Inc. ("Sage") for the purpose of acquiring PST. On August 24, 1990, Sage was merged with and into Ozite Corporation ("Ozite") with Ozite being the surviving corporation. On October 29, 1993, Holdings was merged with and into PST with PST surviving the merger (the "PST Merger".) Ozite merged with PureTec Corporation ("PureTec"), formerly known as Pure Tech International, Inc., at the close of business on July 31, 1995 (the "Merger").

    As of July 31, 1996, PureTec, through its ownership of Ozite, owned approximately 83% of the outstanding common stock of PST. The Company's corporate officers are also officers of Ozite, PureTec and Pure Tech Plastics. The expenses incurred at the general corporate office which are not directly attributable to one entity are allocated to the Company and other affiliates. Approximately $1,200 was allocated to PST for fiscal 1996.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     b.   Cash and Cash Equivalents

    Cash and cash equivalents consist of demand deposits, commercial paper, time deposits, and cash on hand. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be a cash equivalents.

     c.   Inventories

    Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.


     d.   Excess of Cost of Investment Over Net Assets Acquired


    The excess of cost of investment over the fair value of net assets acquired is being amortized on a straight-line basis over the periods expected to be benefited, which is estimated to be 40 years.

     The Company continually assesses the recoverability of this intangible asset by determining whether the amortization of the excess of the cost of the investment balance over its remaining useful life can be recovered through projected undiscounted future results of operations. The amount of goodwill impairment, if any, is measured based on discounted projected future results of operations. Based on the Company's projected results of operations over the remaining useful life, management believes that there has not been an impairment in the value of the excess of the cost of the investment over the fair value of net assets acquired.

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     e.   Property, Plant and Equipment

    Property, plant and equipment is stated at cost and depreciated by the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are charged to expense as incurred. Depreciation is computed on the straight-line method over the following estimated useful lives: buildings and improvements, 20 years; furniture and fixtures, 10 years; machinery and equipment, 10 years; and leasehold improvements, the lesser of the term of the lease, including renewal options, or the useful lives of the asset (See Note 4). Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest costs of $220 in 1996.

    In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated fair value associated with the asset would be compared to the asset's carrying amount to determine if a write down to market value is required.

     f.   Deferred Financing Costs

    The financing costs incurred in securing debt have been deferred and are being amortized over the life of the related debt (See Notes 6, 7, and 9).


     g.   Income Taxes

    For the fiscal year 1995 and prior, PST and Ozite were parties to a tax sharing agreement and filed a consolidated federal income tax return. Beginning with fiscal year 1996, the operations of PST will be included in the PureTec consolidated federal income tax return. The Company's foreign subsidiaries file separate foreign income tax returns.

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective August 1, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" previously utilized by the Company to determine its provision for income taxes. The Company recorded income of $1,110 ($.15 per share) for the cumulative effect of this accounting change in the year ended July 31, 1994. The adoption of SFAS No. 109 required recognition of a net increase in property, plant and equipment of $925 for the remaining deferred tax consequences of the difference between the assigned values and tax basis of property, plant and equipment recognized in Holdings' purchase of PST in 1987 accounted for under the purchase method of accounting.

    h.   Revenue Recognition

    The Company recognizes revenue when goods are shipped to customers. Returned goods are recorded in inventory at cost if they are salable or at scrap value if the goods cannot be resold. Volume rebates due to customers are recognized currently on an estimated basis as the sales to which they relate are recorded.


     i.   Income (Loss) Per Common Share

     Income (loss) per common and common equivalent share is computed based upon the weighted average number of shares and common share equivalents outstanding during the period. The calculation does not give effect to the conversion of warrants to purchase common stock when such securities have an antidilutive effect. The weighted average number of common and common share equivalents used in the calculation was 7,612,857 for the year ended July 31, 1994, and 8,319,833 for the years ended July 31, 1995 and 1996.

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)


     j.   Research and Development

     Company-sponsored research and development expenditures are charged to expense as incurred. Expenditures on research and development activities amounted to $766, $872 and $642 for the years ended July 31, 1994, 1995 and 1996, respectively.



     k.   Receivable from Majority Stockholder - Ozite Corporation

     Due from majority stockholder is comprised of $3,253 of expenditures paid by the Company on behalf of a predecessor of Ozite in connection with the acquisition of PST in fiscal 1987 and $300 of cash advances in both fiscal 1994 and 1995. The outstanding balance is due on demand and is non-interest bearing.


     l.   Foreign Subsidiaries

     Financial statements of foreign subsidiaries are translated into U.S. dollars at appropriate rates of exchange in accordance with the SFAS No. 52, "Foreign Currency Translation".


     m.   Foreign Exchange Contracts

     The Company's Belgian subsidiary enters into forward foreign exchange contracts to hedge intercompany payables and foreign accounts payable. Market value gains and losses on such contracts are currently recognized, and the resulting credit or debit offsets foreign exchange gains or losses on the related accounts payable (See Note 18).


     n.   Use of Estimates

     The preparation of financial statements, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.   INVENTORIES

          Inventories consist of the following:


                                                         July 31,
                                                         --------
                                                    1995           1996
                                                  --------      --------
      Raw materials                               $ 17,898      $ 14,552
      Work-in-process                                2,337         1,549
      Finished goods                                20,791        16,891
                                                  --------      --------
                                                  $ 41,026      $ 32,992
                                                  ========      ========

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)



4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                         July 31,
                                                  -----------------------
                                                   1995           1996
                                                  --------      --------
      Land and land improvements                  $  9,283      $   9,851
      Buildings and improvements                    17,734         20,290
      Furniture and fixtures                         1,508          3,117
      Machinery and equipment                       53,210         60,273
      Construction in progress                       4,045          5,055
                                                  --------        -------
                                                    85,780         98,586
      Accumulated depreciation                     (40,985)       (52,978)
                                                  --------        -------
                                                  $ 44,795        $45,608
                                                  ========        =======


5.   INVESTMENTS IN AFFILIATES AND CERTAIN RELATED PARTY TRANSACTIONS

     a.   Dividends

     On December 29, 1993, PST declared a dividend of $1.32 per common share to all stockholders of record as of March 15, 1994. On March 29, 1994, PST declared a second dividend of $.05 per common share to all stockholders of record as of April 15, 1994. Based on these declarations, dividends totaling $9,363 and $1,628 were paid to Ozite and the minority stockholders, respectively.

     As permitted by PST's Indenture for the Senior Secured Notes and the Restated Agreement (See Note 7) the dividend was paid with $6,000 of proceeds from the issuance of Senior Secured Notes (See Note 9) and $5,000 from the recovery of the investment in the Bagcraft subordinated note (discussed below).

     In connection with the Merger (see Note 1), on July 13, 1995 PST declared a dividend of the 772,000 Artra Common Shares and 3,675 shares of BCA preferred stock to all stockholders of record as of July 31, 1995. Based on this declaration, 638,444 shares of Artra common stock and 3,039.23 shares of BCA preferred stock have been transferred to Ozite. The Company is in the process of transferring 133,556 shares of Artra common stock and 635.77 shares of BCA preferred stock to the minority stockholders.

     b.   Investments


     The Company acquired from Bagcraft Corporation of America ("Bagcraft") a $5,000 subordinated note bearing interest at a rate of 13-1/2% per annum and 50,000 shares of 13-1/2% cumulative redeemable preferred stock with a liquidation preference of $5,000 in Bagcraft for $10,000 in 1987. Bagcraft is a wholly-owned subsidiary of BCA Holdings, Inc. ("BCA") and BCA is wholly-owned subsidiary of Artra Group, Inc. ("Artra") an affiliated company. In March 1993, the Company received 675 shares of BCA Preferred Stock having a liquidation preference equal to the amount of interest due for the period from December 1, 1991 to November 30, 1992 ($675 in the aggregate) in lieu of receipt of payment of interest from Bagcraft for such period. (See 5.a above)


     In July 1993, the Company recorded an impairment of its investment in Bagcraft by establishing a valuation reserve to write-off the $10,000 carrying value of such investment as the Company was unable to determine, with reasonable certainty, whether or when it would realize its investment in Bagcraft. On December 28, 1993, PST received from Bagcraft $5,000 in cash and 3,000 shares of BCA preferred stock ( see 5a above ) as

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)

5.   INVESTMENTS IN AFFILIATES AND CERTAIN RELATED PARTY TRANSACTIONS
     (continued)

payment in full for the $5,000 subordinated note and unpaid interest due from Bagcraft totaling $3,094, respectively. In 1994, the Company recorded a $5,000 gain for the recovery of its investment in the Bagcraft subordinated note. The interest due from Bagcraft had been fully reserved and interest income was not recorded for the receipt of the BCA preferred stock as such stock is not freely transferable. The cash received was used to pay a portion of the PST dividend declared.

     PST held 772,000 shares of common stock of Artra (the "Artra Common Shares"), which was accounted for on the equity method (see 5.a above). Through the Company's recording of its share of the net losses of Artra and other related items, the carrying value of the investment in the Artra Common Shares had been reduced to zero.


     c.   Transactions with Directors and Officers

     PST is due $1,089 from Ozite relating to a tax sharing agreement. The Company has fully reserved for this receivable from Ozite due to Ozite's current inability to settle this obligation.

     The notes and interest receivable from officers are due on demand and bear interest at rates generally ranging from 75% of the prime rate to the prime rate of interest. The notes receivable relate primarily to the purchase of common and preferred stock of the predecessor of Ozite by several officers, unreimbursed moving expenses and a personal loan.


6.   OTHER ASSETS

     Other assets consist primarily of debt issuance cost of approximately $4,808 and $4,025, net of accumulated amortization of $1,819 and $2,602 at July 31, 1995 and 1996, respectively (See Note 9).


7.   SHORT-TERM BORROWINGS

     Short-term borrowings at July 31, 1995 and 1996 consist of revolving credit advances under the Senior Loan Agreement (the "Agreement").

     On December 30, 1992, PST entered into a $50,000 Agreement with a Commercial Lending Company ("CLC") that provided for revolving credit advances of up to $42,500 through May 1, 1995, a Variable Rate Term Loan of $7,500 (See
Note 9) and letters of credit of up to $1,000. Proceeds of borrowings under the Agreement were used to repay the borrowings outstanding under a prior loan and security agreement with a bank. On October 29, 1993, the Agreement was amended to permit the PST Merger (See Note 1). On November 8, 1993 in connection with the issuance of $125,000 principal amount of senior secured notes and the use of the proceeds thereof, the Agreement was amended and restated to, among other things, provide for revolving credit advances of up to $40,000 through July 31, 1997 and letters of credit of up to $1,000. On February 14, 1995, PST further amended the Agreement with the CLC to, among other things, increase the maximum revolving credit advances to $50,000 (the "Restated Agreement").

     The Restated Agreement contains covenants, the most restrictive of which are maintenance of certain financial ratios, prohibition of the incurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. Additionally, outstanding revolving credit advances shall

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)


7.   SHORT-TERM BORROWINGS (continued)

not exceed $8,000 for 30 consecutive days during the period from July 1 to September 30 of each year, annual domestic capital expenditures are limited to $6,600 per year (exclusive of up to $1,000 of approved business acquisitions) and prospective interest rate relief (ranging from 0.25% to 0.50%) is possible if the Company meets certain defined fixed coverage ratios. At July 31, 1996, the Company was not in compliance with certain of the covenants of the Restated Agreement for which waivers have been obtained. Borrowings under the Restated Agreement are secured by substantially all the domestic current assets of PST. Revolving credit advances under the Agreement are based on eligible receivables and inventory.

     Interest payments are due monthly, based on the amounts outstanding during the period. Revolving credit advances bear interest 1-1/2% above prime rate. As of July 31, 1996, the prime rate of interest was 8.25%. The Restated Agreement also requires PST to pay fees equal to 1/2% of the unused portion of the revolving credit advances.




8.       OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following:

                                                        July 31,
                                                  ----------------------
                                                    1995           1996
                                                  ------           -----
             Salaries and wages...............   $  6,414         $  4,024
             Income taxes.....................        828              465
             Other............................      5,600            6,779
                                                 --------         --------
                                                 $ 12,482         $ 11,268
                                                 ========         ========

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)


9.  LONG-TERM DEBT

    Long-term debt consists of the following:
                                                                  July 31,
                                                            --------------------
                                                              1995        1996
                                                            --------    --------
    11-1/4% Senior Secured Notes due
    December 1, 2003                                        $125,000    $125,000

    7.10% Foreign Term Loan payable in Belgium Francs, with quarterly interest payments, eight semi-annual principal payments of approximately
    $550 which commenced January 31, 1993 and a

    balloon payment of $693 due on January 31, 1997
    The loan is secured by a pledge of working capital
    and a lien on certain fixed assets of the
    Company's foreign operations                               2,012         693

    6.10 % Foreign Term Loan payable in Belgium
    Francs, with quarterly interest payments, and
    twenty semi-annual installments which commenced
    June 1996                                                   --         1,263

    9.93% Foreign Term Loan payable in Italian Lira,
    with quarterly interest payments, and ten
    semi-annual installments which commenced April
    1996                                                        --           956

    9.78% Foreign Term Loan payable in Italian Lira,
    with quarterly interest payments, and ten
    semi-annual installments which commence October
    1996                                                        --         1,090
                                                            --------    --------
                                                            $127,012    $129,002
    Current Portion                                            1,271       1,360
                                                            --------    --------
                                                            $125,741    $127,642
                                                            ========    ========


    The Senior Secured Notes, which require semi-annual interest payments on June 1 and October 1, are senior secured obligations of PST, ranking pari passu in right of payment with all existing and future senior indebtedness of PST and senior to all subordinated indebtedness of PST, if any. The Senior Secured Notes are secured by substantially all real property, machinery, equipment, general intangibles and other intellectual property now owned or hereafter acquired by PST and by a pledge of all outstanding capital stock of Plastic Specialties and Technologies Investments, Inc., a wholly-owned subsidiary of PST. The indenture for the Senior Secured Notes contains covenants which restrict, among other matters, the ability of PST and its subsidiaries to incur additional indebtedness, pay dividends (except as described in the indenture), redeem capital stock, prepay subordinated indebtedness, create liens, dispose of certain assets, engage in sale and merger transactions, make contributions, loans or advances and enter into transactions with affiliates. At July 31, 1996, under the covenant terms, the company is unable to pay dividends.

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)

9.   LONG-TERM DEBT (continued)


     On December 8, 1993, PST completed redemption of its 13-1/8% senior subordinated notes which resulted in the recording of a loss on extinguishment of debt of $4,275 after a reduction for an income tax benefit of $2,032. The loss on extinguishment of debt is comprised of the write-off of unamortized debt discount and debt issuance costs totaling $2,438 and a redemption premium of $3,869.

     The aggregate amount of maturities of long-term debt as of July 31, 1996 is as follows:

     Fiscal Year:
              1997                          $  1,360
              1998                               682
              1999                               698
              2000                               715
              2001                               547
              Thereafter                     125,000
                                            --------
                                            $129,002
                                            ========

10.  STOCK WARRANTS

     On June 1, 1987, the Company issued 1,500,000 warrants in connection with the public offering of Senior Secured and Senior Subordinated Notes. The warrants entitled the holders to purchase through June 1, 1994, under certain circumstances, 1,500,000 shares of common stock at a price of $.01 per share. In January 1993, the warrant agreement was amended to provide, among other things, that the remaining 1,160,055 warrants would be exercisable at any time through June 1, 1994 for no additional consideration. Prior to the expiration date of June 1, 1994 warrants totaling 1,441,500 were exercised without payment of any additional consideration for 1,441,500 shares of PST stock and the remaining warrants expired on June 1, 1994.

11.  INCOME TAXES

     The provision for income taxes from continuing operations consists of the following:

                                                    Year Ended July 31,
                                               ----------------------------
                                               1994         1995        1996
                                               ----         ----        ----
        Current Tax Provision (Benefit)
                 Federal                     $ 2,037      $ (900)     $   --
                 Foreign                       1,768       2,252       2,269
                 State                           385         --          300
                                             -------      ------      ------
                                               4,190       1,352       2,569
                                             -------      ------      ------
        Deferred Provision
                 Federal                         --         --         2,933
                 Foreign                         128         455          80

                                             -------      ------      ------
        Total                                $ 4,318      $1,807      $5,582
                                             =======      ======      ======

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)

11.  INCOME TAXES (continued)

     The Company's tax provision has been determined as if it were filing on a separate return basis. Any currently payable amounts due or benefits from losses to the extent recoverable from prior earnings are included as due to or from parent or offsetting previous amounts due from parent. The Company is included in the consolidated returns of its parent (Ozite through 1995 and PureTec commencing in 1996). The reported results, as if filing on a separate return basis, may be affected for tax purposes by the operating results or the use of operating loss carryforwards of other members of the consolidated group. Such effects are reflected in the accounts of the Company's parent.

     The following reconciles the provision for income taxes at the U.S. statutory rate to the provision for income taxes from continuing operations:

                                                              Year Ended July 31,
                                                         ------------------------------
                                                           1994        1995       1996
                                                         --------   --------     ------
     Computed tax provision at statutory
       rate                                               $3,034    $   581      $ 3,810
     State taxes, net of federal tax benefit                 254         --          198
     Difference in foreign income tax rates                  447        397          416
     Amortization of goodwill                                464        464          464
     Losses not currently deductible                          --      1,119           --
     Uses of net operating losses and restoration
       of deferred taxes                                      --         --          678
     Reduction of previously provided taxes                   --       (900)          --
     Other nondeductible expenses                            119        146           16
                                                          ------    -------      -------
                                                          $4,318    $ 1,807      $ 5,582
                                                          ======    =======      =======


     Income (loss) from continuing operations before income taxes and extraordinary items relating to foreign and domestic operations are as follows:



                                         Year Ended July 31,
                                 -------------------------------------

                                   1994            1995           1996
                                 -------         -------        -------
         United States           $ 4,569         $(3,791)       $ 5,522
         Europe                    4,262           6,794          5,685
                                 -------         -------        -------
                                 $ 8,831         $ 3,003        $11,207
                                 =======         =======        =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net of operating loss and income tax credit carryforwards. The income tax effects of significant items comprising the Company's net deferred tax liability as of July 31, 1995 and 1996 are as follows:

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)

11.  INCOME TAXES (continued)

                                                            July 31,
                                                       ----------------
                                                        1995       1996
                                                       -------    -------
Deferred tax assets:
--------------------
Net operating loss carryforward                        $ 2,096    $ 1,175
Difference between book and tax basis of investments
   in an affiliate                                       4,438       --
Allowance for doubtful accounts receivable                 936        200
Capitalization of inventory costs                          470        344
                                                       -------    -------
         Total deferred tax assets                       7,940      1,719
                                                       -------    -------

Deferred tax liability:
-----------------------
Difference between book and tax basis of property
 and equipment                                           4,676      4,838
Other                                                       52       --
                                                       -------    -------
         Total deferred tax liabilities                  4,728      4,838
                                                       -------    -------


Net deferred tax asset (liability) before
   valuation allowance                                   3,212     (3,119)
Less: Valuation allowance                               (4,412)      --
                                                       -------    -------
Net deferred tax liability                             $(1,200)   $(3,119)
                                                       =======    =======

     A valuation allowance had been established in prior years as realization of the net operating loss carryforward in 1995 and deductible temporary differences attributable to U.S. operations was not more likely than not. The change for 1995 in the valuation allowance is due to changes in the temporary differences and providing for an increase in the allowance for net operating losses. The net deferred income tax liability as of July 31, 1995 relates primarily to income taxes in foreign jurisdictions which cannot be offset against U.S. Federal income taxes. In 1996, due to the dividends using the investments in affiliates (See Note 5), the temporary difference attributable to such differences in book and tax basis has been transferred to the recipients, and the Company can no longer claim such difference. Accordingly, the decrease in the valuation allowance is largely attributable to such event. Further, the company has recognized in 1996 the cumulative temporary difference at such date including the remaining net operating loss carryforward attributable to its operation based upon its evaluation of its future operating results.

     As of July 31, 1996, the Company had a net operating loss carryforwards attributable to its operations of approximately $3,078 for income tax purposes which expire in 2011. The Company has not provided deferred income taxes on undistributed foreign earnings of $21,890 as it has the ability and intent to permanently reinvest such earnings.

     In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,483 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $1,059 (32,083,000 Belgian francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, PST believes that its tax position was appropriate and that the assessments are with merit. Therefore, PST has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, PST believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)

12.  EMPLOYEE BENEFIT PLANS

     The Company maintains a noncontributory defined benefit pension plan which covers substantially all employees of PST not covered by a collective bargaining agreement, who have completed one year of service and are not participants in any other pension plan. The plan is also available to affiliates of PST who bear their respective costs for their covered employees. In 1994, the Company also had a plan for all employees of the Ozite Manufacturing Division covered by a collective bargaining agreement. The Ozite plan was merged into a multi-employer plan effective June 1, 1994.

     The funding policy of the Company is to make contributions to the plan based on actuarial computations of the minimum required contribution for the plan year. The plans' assets are invested primarily in the Master Trust Fund of PST in accordance with the investment agreements of the plan.


     Net pension costs consists of the following:

                                                        Year Ended July 31,
                                                  ----------------------------
                                                    1994      1995       1996
                                                  --------  --------    ------
Service cost                                      $   573    $   486    $   561
Interest cost on projected benefit obligation         330        360        542
Actual return on plan assets                         (117)      (259)      (557)
Net amortization and deferrals                       (274)      (131)       183
                                                  -------    -------    -------
                                                  $   512    $   456    $   729
                                                  =======    =======    =======

The funded status of the plan and the amount recognized in the accompanying consolidated balance sheets is as follows:
                                                                July 31,
                                                          ------------------
                                                            1995      1996
                                                          -------    -------
Vested benefit obligation                                 $(5,098)   $(5,831)
                                                          =======    =======

Accumulated benefit obligation                            $(5,345)   $(6,089)
                                                          =======    =======

Projected benefit obligation                              $(5,345)   $(7,807)
Plan assets at fair value                                   5,003      6,029
                                                          -------    -------
Projected benefit obligation in excess of
  plan assets                                                (342)    (1,778)
Prior service cost not yet recognized in net
  periodic pension cost                                        39         35
Unrecognized net loss                                         250      1,150
Unrecognized net transition obligation                         24         22
Adjustment to recognize minimum required
  liability                                                  (313)      --
                                                          -------    -------
Accrued pension costs                                     $  (342)   $  (571)
                                                          =======    =======


     The expected long-term rate of return on plan assets of the plan was 9% for all periods presented and the discount rate was 8-1/4% for the year ended July 31, 1994, and 8% for the years ended July 31, 1995 and 1996. In the current year, the projected unit credit method was adopted to reflect the final pay terms of the plan, which caused the increase in the projected benefit obligation.

     Additionally, PST has a savings plan for all non-collective bargaining employees whereby PST will match each employee's contribution up to 2% of the employee's earnings. The plan is also made available to PST affiliates who bear their respective costs. Such contribution amounted to approximately $399, $504 and $457 for the years ended July 31, 1994, 1995 and 1996, respectively.

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)

12.  EMPLOYEE BENEFIT PLANS (continued)


     The Company has made contributions to multi-employer pension plans in the amount of approximately $68, $62 and $41 for the years ended July 31, 1994, 1995, and 1996, respectively.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The estimated fair value of cash and cash equivalents, account receivable, notes and interest receivable from officers, short-term borrowings, accounts payable and long-term debt, including the Senior Secured Notes which were trading at an amount that approximates face value, approximate those amounts reflected in the balance sheet based on pertinent information available to management.

     The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although credit risk related to the Company's trade receivables is limited due to the large number of customers in differing industries and geographic areas, sales to one major nationwide retailer accounted for approximately 17.2%, 16.9% and 19.6% of the Company's net sales for the years ended July 31, 1994, 1995 and 1996, respectively.

14.  SEGMENT INFORMATION

     In the current year, the Company has changed its method of reporting segment information to separate its previously reported domestic plastics business into the products and materials segments. The Company is engaged primarily in two business segments, plastic products and plastic materials. The plastic products segment principally produces lawn and garden hose, medical tubing and specialty tubing and gaskets. The plastic materials segment principally produces recycled and general purpose plastics and medical grade vinyl compounds. The plastic products segment has operations in the United

States, Europe and Canada (Canadian operations commencing in 1996, which are included in the domestic amounts below). The plastic materials segment operates principally in the United States. Financial information concerning the Company's business segments and the geographic areas in which it operates is as follows:

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)

14.      SEGMENT INFORMATION (continued)

                                                                                                 Year Ended July 31,
                         `                                                           -------------------------------------------
                                                                                     1994                1995               1996
                                                                                     ----                ----               ----
Net Sales:
         Plastics Products:
                  Domestic                                                        $ 121,105           $ 130,215           $ 152,352
                  Europe                                                             24,031              31,995              34,158
         Plastic Materials                                                           69,519              88,665             101,687
         Intercompany Eliminations                                                  (24,131)            (29,685)            (34,836)
                                                                                  ---------           ---------           ---------
                  Total net sales                                                 $ 190,524           $ 221,190           $ 253,361
                                                                                  =========           =========           =========

Operating Income:
         Plastic Products:
                  Domestic                                                        $  17,790           $  15,046           $  21,463
                  Europe                                                              5,830               8,373               7,097
         Plastics Materials                                                           1,447               2,621               6,156
         Corporate & Eliminations                                                    (3,615)             (4,958)             (5,314)
                                                                                  ---------           ---------           ---------
                  Total operating income                                          $  21,452           $  21,082           $  29,402
                                                                                  =========           =========           =========

Depreciation and Amortization:
         Plastic Products:
                  Domestic                                                        $   3,896           $   3,534           $   3,563
                  Europe                                                                602                 875               1,131
         Plastic Materials                                                            1,913               1,676               1,825
         Corporate                                                                    1,333               1,197               1,145
                                                                                  ---------           ---------           ---------
                  Total depreciation and amortization                             $   7,744           $   7,282           $   7,664
                                                                                  =========           =========           =========


Capital Expenditures:
         Plastic Products & Materials:
                           Domestic                                               $   3,161           $   3,778           $   2,440
                           Europe                                                     1,523               1,098               3,804
         Plastic Materials                                                            2,207               1,778               1,331
         Corporate                                                                      269                 597                 411
                                                                                  ---------           ---------           ---------
                  Total capital expenditures                                      $   7,160           $   7,251           $   7,986
                                                                                  =========           =========           =========

Identifiable Assets:
         Plastic Products & Materials:
                  Domestic                                                        $  91,958           $ 102,871           $ 102,076
                  Europe                                                             17,743              24,621              26,539
         Plastic Materials                                                           35,781              40,027              39,717
         Corporate & Eliminations                                                    15,068              14,773               9,732
                                                                                  ---------           ---------           ---------
                  Total identifiable assets                                       $ 160,550           $ 182,292           $ 178,064
                                                                                  =========           =========           =========



            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)

14.      SEGMENT INFORMATION (continued)

     Operating income represents net sales less cost of goods sold and selling, general and administrative expenses of each segment before deductions for general corporate expenses not directly related to an individual segment of $2,928 for 1994, $4,113 for 1995 and $4,322 for 1996 and the elimination of intercompany profits principally due to Plastic Material Sales to Plastic Products. Identifiable assets are those used in the operations of each segment, including an allocation of goodwill. Corporate identifiable assets consist primarily of cash, prepaid expenses, fixed assets and deferred debt costs offset by the elimination of intersegment profit in ending inventories.

15.  DISCONTINUED OPERATIONS

     On December 21, 1995, PST entered into an Asset Purchase Agreement (the "Agreement") with Foss Manufacturing Company, Inc. ("Foss") for the sale of certain assets of PST's Ozite Manufacturing Division ("Ozite
Mfg.") in Libertyville, Illinois to Foss as of January 31, 1996. The Company had been exploring a relocation alternative until this unsolicited offer was accepted. Under the terms of the Agreement, Foss purchased Ozite Mfg.'s accounts receivable and inventory, net of reserves, as well as certain prepaid expenses, trade names, trademarks, and patents for approximately $3,025, which was received by PST on February 12, 1996. Furthermore, the Agreement provided for the Company to receive a minimum of $450 for all of its machinery and equipment at the facility. During the fourth quarter of fiscal 1996, adjustments were made to increase by $570 the estimated loss on disposal recorded in the second quarter due to the final shut down of these facilities.

     Accordingly, the Ozite Mfg. operations have been reflected as discounted operations in the statement of operations for all periods presented. Net sales generated from these operations amounted to $13,051, $11,714 and $4,882 for the years ended July 31, 1994, 1995 and 1996.


16.  SUBSEQUENT EVENT

     In September, 1996, the Company acquired the recycling operations of PureTec, comprised of certain fixed assets, raw materials inventory and certain other assets of PureTech Plastics, Inc. and subsidiaries ("PTP") for $4,400. The acquisition will be accounted for at historical cost in a manner similar to the pooling-of-interests method of accounting as it is a transaction between entities under common control. The $1,970 difference between PTP's carrying value of such assets and the consideration paid was treated as a contribution of capital to PST by PureTec. As a result of the acquisition, PST constitutes approximately 80% of PureTec's operations and product lines.

     For the year ended July 31, 1996, PTP recorded net sales of $32,859 and a net loss of $1,705. The following unaudited information indicates the July 31, 1996 proforma combined results of operations as if the acquisition had occurred on August 1, 1995:

                                    Net Sales                 $286,220
                                                              ========
                                    Net Income                $  1,794
                                                              ========
                                    Income per Share          $    .22
                                                              ========


17.  COMMITMENTS AND CONTINGENCIES

     On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary, was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)

17.  COMMITMENTS AND CONTINGENCIES (continued)

("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis

Landfill site in Rhode Island. The defendants/third party plaintiffs have impleaded Ware Chemical (but not PST), alleging that Ware Chemical and other third party defendants are also liable for cleanup costs at this site, because, according to the allegation, Ware Chemical (then owned by Dark & Kraft; now Kraft, Inc.) arranged for the disposal of hazardous substances that were eventually disposed of at the Davis site. The alleged disposal by Ware Chemical took place between 1975 and 1976. Ware Chemical is one of over 100 parties that have been named as defendants or third party defendants in this matter. The most recent estimate of the cost of the remediation at the Davis site (according to counsel for the defendants/third party plaintiffs) is upwards of $25,000.

     Liability under CERCLA is, in most instances, strict, joint and several (meaning that Ware Chemical could be liable for all response cost incurred at the Davis site). However, Ware Chemical has no assets and has been dormant since 1988. Furthermore, PST is not aware of any evidence at this time that directly establishes that the materials transshipped to the Davis site were materials sent by Ware Chemical. Finally, liability at CERCLA sites is typically shared with other potentially responsible parties ("PRP's"), and costs are commonly allocated according to the relative volumes of waste deposited at a particular site. PST does not currently have information as to Ware Chemical's relative share of the waste allegedly deposited at the Davis site; however, based on documents provided to PST, the absolute volume of waste allegedly sent to the site by Ware Chemical is small. Ware Chemical, as well as many of the other third party defendants, received and rejected an offer to settle this matter for $250 each. For these reasons, and because Ware Chemical is a dormant subsidiary without any assets, management believes that this litigation involving Ware Chemical will not have a material adverse effect upon the financial position or results of operations of the Company. In addition, even if Ware Chemical were to be found responsible for a portion of such cleanup cost, PST believes that Kraft is obligated to indemnify it for all costs and expenses incurred in connection with the Davis claim under the terms of the 1984 Agreement of Purchase and Sale between Dart & Kraft and PST. However, Kraft has denied that it is obligated to indemnify Ware Chemical for this matter. At this time, the Company is unable to assess with any reasonable certainty its ultimate liability, if any, for this matter and, therefore, has not accrued any liability.

     The Company's Belgian subsidiary has received an income tax assessment and may be subject to similar assessments in the future (See Note 11). Additionally, the Company is party to certain other litigations and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations.

     The Company rents various warehouse, office and manufacturing facilities and certain equipment under lease agreement classified as operating leases. Rent expense was approximately $2,214, $2,563, and $2,857 for the years ended July 31, 1994, 1995 and 1996, respectively.

     Future minimum rental payments under noncancelable operating leases as of July 31, 1996 are as follows:

                                            1997                  3,367
                                            1998                  3,495
                                            1999                  3,418

                                            2000                  3,351
                                            2001                  3,275
                                            Thereafter            4,273
                                                                -------
                                                                $21,179
                                                                =======

     As of July 31, 1996, the Company had available letters of credit of up to $1,000 from the CLC (See Note 7), of which $225 was outstanding.

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, excepts per share data)


18.  FOREIGN EXCHANGE CONTRACTS

     The Company's Belgian subsidiary uses forward foreign exchange contracts to hedge intercompany payables and foreign accounts payable. The aggregate face value was $1,600 at July 31, 1994. At July 31, 1994 these contracts were for the exchange of Belgian francs for U.S. dollars and matured on various dates through January 1995. There were no forward foreign exchange contracts outstanding at July 31, 1995 or 1996.

                          * * * * * * * * * * * * *

SCHEDULE II

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                                              Additions
                                        Additions/    --------------------------
                           Balance at   (Reductions)  Charged to     Accounts    Balance at
                           Beginning     Costs and      Other        Charged        End of
                           of Period      Expenses    Accounts         Off         Period
Classification

Year Ended July 31, 1994
 Allowance for doubtful
    receivables            $ 2,346      $       662  $      --      $     (128)      $ 2,880
                           =======      ===========  =========      ==========       =======

Year Ended July 31, 1995
 Allowance for doubtful
    receivables            $ 2,880      $      (119) $      --      $     (211)      $ 2,550
                           =======      ===========  =========      ==========       =======


Year Ended July 31, 1996
 Allowance for doubtful
    receivables            $ 2,550      $       832  $      --      $   (2,102)      $ 1,280
                           =======      ===========  =========      ==========       =======
