Form 10-Q
period 1996-10-31
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1996-12-23
CIK 810628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended: October 31, 1996
                            ----------------

Commission File Number: 34-11686
                        --------

                   Plastic Specialties and Technologies, Inc.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                   22-3376449
           --------                                   ----------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

                65 Railroad Avenue, Ridgefield, New Jersey 07657
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (201)941-6550
                                                    -------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                   Yes   X                        No ___
                        ---

      As of December 13, 1996, there were 8,319,333 shares of common stock outstanding.

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 C O N T E N T S

                                                                            Page
                                                                            ----
Part I  FINANCIAL INFORMATION:


        Item 1. Financial Statements:

                Consolidated Balance Sheets as of                              3
                October 31, 1996 and July 31, 1996

                Consolidated Statements of Operations                          4
                for the three month periods ended
                October 31, 1996 and 1995

                Consolidated Statements of Cash Flows                          5
                for the three month periods ended
                October 31, 1996 and 1995

                Notes to Consolidated Financial                              6-8
                Statements

        Item 2. Management's Discussion and Analysis                        9-12
                of Financial Condition and Results of
                Operations

Part II  OTHER INFORMATION:

        Item 1 to Item 6.                                                     13

        Signatures                                                            14

                             * * * * * * * * * * * *

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                  October 31,   July 31,
                                                                     1996        1996
                                                                   ---------   ---------
                                                                  (Unaudited)
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .....................................  $   1,322   $   6,098
  Accounts receivable, less allowance of  $1,316 and $1,280
    as of October 31, 1996 and July 31, 1996, respectively ......     31,651      42,291
  Inventories ...................................................     53,702      32,992
  Prepaid expenses and other current assets .....................      3,551       2,591
  Deferred income taxes .........................................        372         544
                                                                   ---------   ---------
TOTAL CURRENT ASSETS ............................................     90,598      84,516

PROPERTY, PLANT AND EQUIPMENT, net ..............................     51,388      45,608
EXCESS OF COST OF INVESTMENT OVER NET ASSETS
  ACQUIRED, net .................................................     41,582      41,921
OTHER ASSETS, net ...............................................      5,955       5,631
NOTES AND INTEREST RECEIVABLE FROM OFFICERS .....................        393         388
                                                                   ---------   ---------
TOTAL ASSETS ....................................................  $ 189,916   $ 178,064
                                                                   =========   =========
            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Short-term borrowings .........................................  $  21,787   $  14,138
  Accounts payable ..............................................     21,744      20,432
  Other current liabilities .....................................      9,220      11,268
  Accrued interest ..............................................      6,057       2,562
  Current portion of long-term debt .............................      1,325       1,360
                                                                   ---------   ---------
  TOTAL CURRENT LIABILITIES .....................................     60,133      49,760
                                                                   ---------   ---------

OTHER LONG-TERM LIABILITIES .....................................      2,533       2,262
DEFERRED INCOME TAXES ...........................................      3,634       3,663
LONG-TERM DEBT ..................................................    127,602     127,642
                                                                   ---------   ---------
TOTAL LIABILITIES ...............................................    193,902     183,327

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  DEFICIT:
  Common stock, par value $.01; 10,000,000 share authorized;
    8,319,833 shares issued and outstanding, at October 31, 1996
    and July 31, 1996, respectively .............................         83          83
  Additional paid-in capital ....................................     15,758      13,132
  Accumulated deficit ...........................................    (15,707)    (14,574)
  Receivable from majority stockholder-Ozite Corporation ........     (3,853)     (3,853)
  Receivable from officer, including accrued interest ...........       (717)       (717)
  Cumulative foreign currency translation adjustment ............        450         666
                                                                   ---------   ---------
  NET STOCKHOLDERS' DEFICIT .....................................     (3,986)     (5,263)
                                                                   ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....................  $ 189,916   $ 178,064
                                                                   =========   =========

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                    Three Months Ended
                                                                       October 31,
                                                                   ---------------------
                                                                     1996        1996
                                                                     ----        ----
                                                                        (Unaudited)
                                                                              As Restated
Net sales .......................................................  $  50,037   $  53,439
                                                                   ---------   ---------
Cost and expenses:
   Cost of goods sold ...........................................     39,031      42,716
   Selling, general and administrative expenses .................      7,280       5,348
  Amortization of intangibles ...................................        329         378
                                                                   ---------   ---------
                                                                      46,640      48,442
                                                                   ---------   ---------
  Operating income ..............................................      3,397       4,997
                                                                   ---------   ---------
Other expenses (income):
  Interest expense, net and amortization of deferred
    financing costs .............................................      4,297       4,341
  Foreign exchange loss .........................................          6          28
  Other, net ....................................................        (20)       (237)
                                                                   ---------   ---------
                                                                       4,283       4,132
                                                                   ---------   ---------

(Loss) Income from continuing operations before income taxes ....       (886)        865
Provision for income taxes ......................................        247         363
                                                                   ---------   ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS ........................     (1,133)        502
                                                                   ---------   ---------
Discontinued operations:
  Loss from operations ..........................................       --          (206)
                                                                   ---------   ---------
NET (LOSS) INCOME ...............................................  $  (1,133)  $     296
                                                                   =========   =========
(LOSS) INCOME PER COMMON SHARE:

  (Loss) Income from continuing operations ......................  $   (0.14)  $    0.06
  Loss from discontinued operations .............................       --         (0.03)
                                                                   ---------   ---------
NET (LOSS) INCOME PER COMMON SHARE ..............................  $   (0.14)  $    0.03
                                                                   =========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING .............................  8,319,833   8,319,833
                                                                   =========   =========

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    Three Months Ended
                                                                       October 31,
                                                                   ---------------------
                                                                     1996        1995
                                                                   ---------   ---------
                                                                         (Unaudited)
                                                                              As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) Income from continuing operations .......................   $  (1,133)  $     502
  Adjustment for Recycling acquisition  (see Note 1) ...........         857        (837)
                                                                   ---------   ---------
  Loss from continuing operations net of acquisition adjustment .       (276)       (335)
  Adjustment to reconcile net income (loss) to net cash (used in)
    provided by operating activities from continuing operations:
      Amortization ..............................................        562         325
      Depreciation ..............................................      1,424       1,424
      Deferred income taxes .....................................        (80)         (9)
      Gain on the sale of fixed assets ..........................         (6)       (286)
      Provision for losses on accounts receivable
        and other reserves ......................................        (35)       (196)
      Changes in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable ...................................     10,855      13,656
          Inventories ...........................................    (20,584)    (12,615)
          Prepaid expenses and other current assets .............       (953)     (1,445)
          Other assets ..........................................       (350)          49
          Notes and interest receivable from officers ...........         (5)        (90)
        Increase (decrease) in liabilities:
          Accounts payable, other current
            liabilities and accrued interest ....................      3,260       2,489
          Other long-term liabilities ...........................       (176)        112
                                                                   ---------   ---------
        Net cash (used in) provided by operating activities
        from continuing operations ..............................     (6,364)      3,079
                                                                   ---------   ---------

Loss from discontinued operations ...............................       --          (206)
                                                                   ---------   ---------
        Net cash used in operating activities from
           discontinued operations: .............................       --          (206)
                                                                   ---------   ---------

        Net cash (used in) provided by operating activities .....     (6,364)      2,873

                                                                   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................     (1,391)     (2,058)
  Acquisition of Recycling operations ...........................     (4,400)       --
  Proceeds from sale of property and equipment ..................          6         830
                                                                   ---------   ---------
        Net cash used in investing activities ...................     (5,785)     (1,228)
                                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (repayment) under revolving credit facility, net ......      7,649        (601)
Repayment of term loans .........................................       (128)       --
Repayment of capital leases .....................................         (9)       --
                                                                   ---------   ---------
  Net cash provided by (used in) financing activities ...........      7,512        (601)
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................       (139)         (9)
                                                                   ---------   ---------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS ....................................................     (4,776)      1,035
CASH AND CASH EQUIVALENTS, beginning of the year ................      6,098       4,741
                                                                   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year ..........................  $   1,322   $   5,776
                                                                   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................................  $     507   $     739
                                                                   =========   =========
  Income taxes ..................................................  $     233   $    --
                                                                   =========   =========

Non-cash financing transaction:
        Capital contributed by PureTec related to Recycling
          acquisition ...........................................  $   1,769   $    --
                                                                   =========   =========

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

1. ORGANIZATION

      Plastic Specialties and Technologies Inc. ("PST" or the "Company") is a manufacturer of garden hose, specialty plastic compounds and fabricated precision plastic components for niche consumer and industrial markets. As described below, in September 1996, PST began producing high-grade recycled polyethylene terephthalate ("PET") for packaging and fiber application. PST services its markets through its network of 21 operating facilities, located in key points throughout the United States, with two locations in Europe and one in Canada.

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

      As of October 31, 1996, PureTec, through its ownership of Ozite, owned approximately 83% of the outstanding common stock of PST. The Company's corporate officers are also officers of Ozite, PureTec and Pure Tech Plastics. The expenses incurred at the general corporate office which are not directly attributable to one entity are allocated to the Company and other affiliates.

      In September, 1996, the Company acquired the recycling operations of PureTec, comprised of certain fixed assets, raw materials inventory and certain assets of PureTech Plastics, Inc. and subsidiaries ("PTP") for $4,400. The $1,769 difference between PTP's carrying value of such assets and the consideration paid was treated as a contribution of capital to PST by PureTec. As a result of the acquisition, PST constitutes approximately 80% of PureTec's operations and product lines. The acquisition has been accounted for at historical cost in a manner similar to the pooling-of-interests method of accounting as it is a transaction between entities under common control. Accordingly, the operating results of the recycling operations are included in the Statement of Operations as if the transaction had occurred on August 1, 1995, the date the Company and the recycling operations came under common control. The Balance Sheet and Statement of Cash Flows have not been restated for the assets acquired as they did not have a material effect thereon. The Statement of Operations for the three months ended October 31, 1995 has been restated for the effects of the discontinuance of the Ozite Manufacturing Division which occurred on December 21, 1995 as disclosed in Form 10-Q for the Quarter ended January 31, 1996 and in the Form 10-K for the year ended July 31, 1996.

      Accordingly, operating results for 1995 have been restated to reflect the above recycling acquisition and the discontinuance of Ozite Manufacturing as follows:

           Net sales as originally reported                $44,872
           Add Sales of recycling                           11,164
           Less sales of Ozite                              (2,597)
                                                            ------
           Net sales as reported herein                    $53,439
                                                           -------
                                                           -------

           Loss from operations as originally reported     $  (541)

           Add recycling operating results                     837
           Add Ozite Loss                                     (206)
                                                               ---
           Income from continuing operations as
                              reported herein              $   502
                                                           -------
                                                           -------


2. INTERIM FINANCIAL INFORMATION
      The consolidated balance sheet of PST as of October 31, 1996, the consolidated statements of operations for the three month periods ended October 31, 1996 and 1995 and the consolidated statements and July 31, 1996 of cash flows for the three months ended October 31, 1996 and 1995 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

3. INVENTORIES

Inventories consist of the following:

                                            October 31,        July 31,
                                               1996              1996
                                            (Unaudited)

Raw materials & supplies                      $16,979          $13,626
Recycled material                                 967            1,815
Work-in-process                                 1,849            1,549
    Finished goods                             33,907           16,002
                                              -------          -------
                                              $53,702          $32,992
                                              =======          =======

4. INVESTMENTS IN AFFILIATES AND CERTAIN RELATED PARTY TRANSACTIONS

      a. Dividends

      In connection with the Merger (see Note 1), on July 31, 1995 PST declared a dividend of the 772,000 Artra Common Shares and 3,675 shares of BCA preferred stock to all stockholders of record as of July 31, 1995. Based on this declaration, 638,444 shares of Artra common stock and 3,039.23 shares of BCA preferred stock have been transferred to Ozite. The Company is in the process of transferring 133,556 shares of Artra common stock and 635.77 shares of BCA preferred stock to the minority stockholders.

      b. Investments

      The Company acquired from Bagcraft Corporation of America ("Bagcraft") a $5,000 subordinated note bearing interest at a rate of 13-1/2% per annum and 50,000 shares of 13-1/2% cumulative redeemable preferred stock with a liquidation preference of $5,000 in Bagcraft for $10,000 in 1987. Bagcraft is a wholly-owned subsidiary of BCA Holdings, Inc. ("BCA") and BCA is wholly-owned subsidiary of Artra Group, Inc. ("Artra") an affiliated company. In March 1993, the Company received 675 shares of BCA Preferred Stock having a liquidation preference equal to the amount of interest due for the period from December 1, 1991 to November 30, 1992 ($675 in the aggregate) in lieu of receipt of payment of interest from Bagcraft for such period. (See a above)

      In December 1993, PST received from Bagcraft 3,000 shares of BCA preferred stock as payment in full for unpaid interest due from Bagcraft (see a above).

      PST held 772,000 shares of common stock of Artra (the "Artra Common Shares"), which was accounted for on the equity method (see a above).

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

5. INCOME TAXES

      In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,348 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $1,001 (32,083,000 Belgian francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, PST believes that its tax position was appropriate and that the assessments are with merit. Therefore, PST has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, PST believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

6. COMMITMENTS AND CONTINGENCIES

      On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary (now dormant), was served with a third party complaint in the matter of United States v. Davis. In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island.

      Ware Chemical was owned by Dart Industries (now Kraft, Inc.) during the time in question (1975-1977), and Kraft has agreed to assume all liability.

      The Company's Belgian subsidiary has received an income tax assessment and may be subject to similar assessments in the future (See Note 5). Additionally, the Company is party to certain other litigations and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three month periods ended October 31, 1996 and 1995:

                                                     1996     1995
                                                     ----     ----
Net sales .......................................     100%     100%
Cost of goods sold ..............................   (78.0)   (79.9)
                                                    -----    -----

Gross profit ....................................    22.0     20.1
Selling, general and administrative expenses ....   (14.5)   (10.0)
Amortization of intangibles .....................    (0.7)    (0.7)
                                                    -----    -----

Operating income ................................     6.8      9.4
Interest expense, net and amortization of
  deferred financing costs ......................    (8.6)    (8.1)
Foreign exchange loss ...........................    (0.0)    (0.1)
Other, net ......................................     0.0      0.4
                                                    -----    -----
Income (loss)  from continuing operations
           before income taxes ..................    (1.8)     1.6
Provision for income taxes ......................    (0.5)    (0.7)
                                                    -----    -----

(Loss) Income from continuing operations ........    (2.3)     0.9
                                                    -----    -----
Discontinued operations .........................     --      (0.3)
                                                    -----    -----
Net (loss) Income . .............................    (2.3)%    0.6%
                                                    =====    =====

Three months ended October 31, 1996 vs. Three months ended October 31, 1995:

      Net sales for the three months ended October 31, 1996 ("fiscal 1997") were $50,037, an decrease of $3,402, or 6.3% compared to the three months ended October 31, 1995 ("fiscal 1996"). The decrease was the result of lower sale prices for PET from the Company's plastic recycling operation and a decline in garden hose sales volume, partially offset by the decrease in sales were increased sales volume in dip tubing, gaskets, medical tubing and PVC compound and certain price increases. The decline in hose sales volume is directly attributable to a late hose selling season in fiscal 1995 which carried over to August 1995. Garden hose sales for fiscal 1996, although much higher, did not carry over to fiscal 1997.

      Gross profit for the three months ended October 31, 1996 was $11,006, an increase of $283 (2.6%) compared to a gross profit of $10,723, for the three months ended October 31, 1995. Gross profit as a percentage of sales increased from 20.1% to 22.0% for the same period. The increase is principally attributable to lower raw material costs for most segments and improved manufacturing efficiencies. Gross profit was adversely affected by a sharp decline in PET prices and lower sales volume.

      Selling, general and administrative expenses for the three months ended October 31, 1996 were $7,280, a $1,932 (36.1%) increase compared to the three months ended October 31, 1995. As a percentage of net sales, these expenses increased to 14.5% from 10.0% for the same period. The increase is attributable to (i) the Company evaluated and reduced certain previously accrued expenses, including management compensation in the first quarter of fiscal 1996 (ii) an increase in warehousing costs.

      Operating income for the three months ended October 31, 1996 and 1995 were $3,397 and $4,997, respectively. The $1,600 decrease is primarily attributable to the sharp decline in PET prices and substantially higher selling, general and administrative expenses.

      Interest expense including amortization of deferred financing costs for the three month periods ended October 31, 1996 and 1995 were $4,297 and $4,341 respectively. This $44 or 1.0% decrease is primarily attributable to lower average short term borrowing.

      The income tax provision for the three months ended October 31, 1996 is comprised of a foreign tax provision of $ 547 partially offset by a federal income tax benefit of $ 300, which is based on expected results for the full year. The income tax provision for the three months ended October 31, 1995 was comprised of a foreign income tax provision of $563 partially offset by a domestic federal income tax benefit of $200.

      The Company had a loss from continuing operations for the three month period ended October 31, 1996 of $ 1,133 and income from continuing operations $502 for the three month period ended October 31, 1995.

      The Company sold its Ozite manufacturing division in March of 1996. The $206 loss recorded by this operation for the three months ended October 31, 1995 is reflected as discontinued operations for the period.

      As mentioned above, included in the results of operations is the effect of the acquisition of the newly acquired recycling operations. For the three months ended October 31, 1996 and October 31, 1995, the results from the recycling operations were as follows:

      Sales for the periods were $5,248 and $11,164, respectively and represents a $5,916 decline. Gross profit (loss) was ($629) the three months ended October 31, 1996 and $1,559 for the three months ended October 31, 1995. The decrease in sales and gross profit (loss) was directly attributable to a sharp decline in PET prices. Selling general and administrative expenses decreased $465 to $210 for the first quarter of fiscal 1997 as compared to the same period in fiscal 1996 as the Company took steps to control costs while prices fell. Operating income (loss) was ($819) and $884 for the first quarters of fiscal 1997 and 1996, respectively.

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

      The market for the Company's garden hose is seasonal, with sales peaking in the spring and summer seasons. The Company started fiscal 1996 with high levels of accounts receivable and inventory. With increased sales volume in garden hose during fiscal year 1996, the general growth the Company's other markets, and lower raw material costs, the Company concluded fiscal 1996 with lower levels of inventory. Henceforth, the initial buildup of inventory for fiscal 1997 and the collection of receivables resulted in the

Company's net accounts receivable decreasing ($10,640) from $42,291 at July 31, 1996 to $31,651 at October 31, 1996 and net inventory increasing ($20,710) from $32,992 at July 31, 1996 to $53,702 at October 31, 1996.

      Cash and cash equivalents decreased $4,776 for the three months ended October 31, 1996, compared to a $1,035 increase for the three months ended October 31, 1995. The changes for these periods were attributable to the factors discussed below.

      For the three months ended October 31, 1996, net cash used in operating activities was $6,364. The Company funded operating activities, repaid $137 of its outstanding debt, disbursed $1,391 on capital improvements and $4,400 for the plastic recycling acquisition by borrowing an additional $7,649 under its Revolving Credit Facility.

      For the three months ended October 31, 1995, net cash provided by operating activities was $2,873. The Company used the $2,873 in cash generated from operating activities, along with $830 proceeds form the sale of equipment to reduce its borrowing under its Revolving Credit Facility by $601 and fund $2,058 in capital expenditures.

      Working capital was $30,465 as of October 31, 1996 a decrease of $4,291 as compared to July 31, 1996. This decrease was primarily the result of lower accounts receivable balance ($31,651 compared to $42,291) and higher short term borrowing and accrued interest partially offset by higher inventory ($53,702 - $32,992).

      The Company's businesses are relatively stable and mature and do not generally require significant ongoing additions to plant and equipment. Capital expenditures for the three month period ended October 31, 1996 and 1995 were $6,895 and $2,058 respectively. The Company acquired certain assets of PureTec's recycling business, for $4,400 during the first quarter of fiscal 1997, effectively transferring this business to PST.

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

Debt Offering and Redemption

      On November 8, 1993, PST issued $125,000 principal amount of 11-1/4% Senior Secured Notes due in 2003. The Senior Secured Notes are senior secured obligations of PST, ranking pari passu in right of payment with all existing and future senior indebtedness of PST and senior to all subordinated indebtedness of PST, if any. The Senior Secured Notes are secured by substantially all real property, machinery, equipment, general intangibles and other intellectual property now owned or hereafter acquired by PST and by a pledge of all outstanding capital stock of Plastic Specialties and Technologies Investments, Inc., a wholly-owned subsidiary of PST. The indenture for the Senior Secured Notes contains covenants which restrict, among other matters, the ability of PST and its subsidiaries to incur additional indebtedness, pay dividends,(except as defined in the indenture) redeem capital stock, prepay subordinated indebtedness, create liens, dispose of certain assets, engage in sale and merger transactions, make contributions, loans or advances and enter into transactions with affiliates.

Capital Expenditure Commitments

      As discussed above, the Company's businesses are relatively mature and as a result do not require significant ongoing additions to plant and equipment. The Company generally finances its ongoing capital expenditure requirements from its cash flow provided from operations and borrowings under its Revolving Credit Facility.

      Construction has commenced on a new plant in Northern Ireland for the Company's Unichem division. For purposes of this new business venture, a new subsidiary has been formed, Colorite Europe Limited (a United Kingdom company).

The anticipated total capital costs for the Company in connection with this new Unichem plant are approximately $3 million. The Company has received commitments for certain grants, subsidies and other inducements from government authorities in Northern Ireland. The Company plans to finance a large part of its capital costs of this new plant by using cash reserves (and possibly some additional borrowing from a commercial bank) at Action Belgium N.V.

Inflation

      Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. In fiscal 1997 the Company benefited domestically from declining raw material costs except for the significant decline in the PET prices in the current quarter related to supply and demand factors. Foreign operations saw raw mateial costs continue to rise until they stablizied during the second quarter of 1996. Raw material costs have generally stablizied at this time. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.

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

Item 3.  Default upon Senior Securities:          None

Item 4.  Submission of Matters to a Vote
           of Security Holders:                   None

Item 5.  Other Information:                       None

Item 6.  Exhibits and Reports on Form 8-K:        None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                                     Registrant


Date:  December 20, 1996             By:  /s/ Thomas V. Gilboy
       -----------------                  --------------------------------
                                          Thomas V. Gilboy
                                          Chief Financial Officer