Form 10-Q
period 1997-01-31
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1997-03-17
CIK 810628

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended:    January 31, 1997

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

                           Yes   X                   No

         As of March 13, 1997, there were 8,319,833 shares of common stock outstanding of which 1,441,500 of such shares were held by unaffiliated persons. The Company is not aware of the market value of the unaffiliated shares.

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                C O N T E N T S

                                                                          Page

Part I  FINANCIAL INFORMATION:

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets as of                     3
                      January 31, 1997 and July 31, 1996

                      Consolidated Statements of Operations               4-5
                      for the three and six month periods ended
                      January 31, 1997 and 1996

                      Consolidated Statements of Cash Flows                 6
                      for the six month periods ended
                      January 31, 1997 and 1996

                      Notes to Consolidated Financial                     7-9
                      Statements

       Item 2.        Management's Discussion and Analysis              10-13
                      of Financial Condition and Results of
                      Operations

Part II  OTHER INFORMATION:

       Item 1 to Item 6.                                                   14

       Signatures                                                          15

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)


                                                                                             January 31,   July 31,
                                                                                               1997          1996
                                                                                             ---------    -----------
                                                                                            (Unaudited)
                                ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ...........................................................   $   1,496   $    6,098
      Accounts receivable, less allowance of  $632 and $1,280 as of
           January 31, 1997 and July 31, 1996, respectively ...............................      36,899       42,291
      Inventories .........................................................................      68,360       32,992
      Prepaid expenses and other current assets ...........................................       2,742        2,591
      Deferred income taxes ...............................................................         348          544
                                                                                               --------     --------
TOTAL CURRENT ASSETS ......................................................................     109,845       84,516
PROPERTY, PLANT AND EQUIPMENT, net ........................................................      51,450       45,608
EXCESS OF COST OF INVESTMENT OVER NET ASSETS
      ACQUIRED, net .......................................................................      41,241       41,921
OTHER ASSETS, net .........................................................................       7,079        5,631
NOTES AND INTEREST RECEIVABLE FROM OFFICERS ...............................................         393          388
                                                                                               --------     --------
TOTAL ASSETS ..............................................................................   $ 210,008    $ 178,064
                                                                                              =========    =========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Short term borrowings ...............................................................   $  49,638    $  14,138
      Accounts payable ....................................................................      21,583       20,432
      Other current liabilities ...........................................................       6,497       11,268
      Accrued interest ....................................................................       2,770        2,562
      Current portion of long-term debt ...................................................         848        1,360
                                                                                               --------     --------
      TOTAL CURRENT LIABILITIES ...........................................................      81,336       49,760
                                                                                               --------     --------

OTHER LONG-TERM LIABILITIES ...............................................................       2,669        2,262
DEFERRED INCOME TAXES .....................................................................       3,544        3,663
LONG-TERM DEBT ............................................................................     127,856      127,642
                                                                                               --------     --------
TOTAL LIABILITIES .........................................................................     215,405      183,327

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS'  DEFICIT:
      Common stock, par value $.01; 10,000,000 share authorized; 8,319,833 shares issued and outstanding, at January 31, 1997
           and  July 31, 1996, respectively ...............................................          83           83
      Additional paid-in capital ..........................................................     (15,424)      13,132
      Accumulated deficit .................................................................     (16,557)     (14,574)
      Receivable from majority stockholder-Ozite Corporation ..............................      (3,853)      (3,853)
      Receivable from officer, including accrued interest .................................        (717)        (717)
      Cumulative foreign currency translation adjustment ..................................      (1,244)         666
                                                                                               --------     --------
      NET STOCKHOLDERS' DEFICIT ...........................................................      (5,397)      (5,263)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...............................................   $ 210,008    $ 178,064

                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                             Three Months Ended
                                                                 January 31,
                                                              1997         1996
                                                              ----         ----
                                                                 (Unaudited)
                                                                       (As Restated)
NET SALES ............................................  $    48,572    $    56,576
                                                        -----------    -----------
COSTS AND EXPENSES:

       Cost of goods sold ............................       34,926         43,508
       Selling, general and administrative ...........        7,838          7,730
       Amortization of intangible assets .............          353            384
                                                        -----------    -----------
                                                             43,117         51,622
                                                        -----------    -----------
INCOME  FROM OPERATIONS ..............................        5,455          4,954
                                                        -----------    -----------

OTHER (INCOME) EXPENSE:

       Interest expense ..............................        4,442          4,647
       Debt issuance cost and discount amortization ..          248            193
       Foreign exchange (gain) loss ..................          (59)            38
       Other, net ....................................           78            470
                                                        -----------    -----------
                                                              4,709          5,348
                                                        -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES ..................................          746           (394)
       Benefit for income taxes ......................          (82)          (299)
                                                        -----------    -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS .............          828           (95)
                                                        -----------    -----------

DISCONTINUED OPERATIONS:

       Loss from non-woven textiles operations .......         (545)        (2,218)
                                                        -----------    -----------
NET INCOME (LOSS) ....................................          283         (2,313)
                                                        ===========    ===========

INCOME (LOSS) PER COMMON SHARE ......................

          Income (Loss) from continuing operations ...  $      0.01          (0.01)
          Loss from discontinued operations ..........  $     (0.07)         (0.27)
                                                        -----------    -----------

       Net Income (loss) per common share ............  $     0.03           (0.28)
                                                        ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING ............................    8,319,833      8,319,833
                                                        ===========    ===========

           See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)

                                                                       Six Months Ended
                                                                          January 31,
                                                             ------------------------------------
                                                                            1997          1996
                                                                       -----------    -----------
                                                                               (Unaudited)
                                                                                     (As Restated)
NET SALES .............................................                $    98,609    $   110,015
                                                                       -----------    -----------
COSTS AND EXPENSES:

       Cost of goods sold .............................                     73,957         86,224
       Selling, general and administrative ............                     15,118         13,078
       Amortization of intangible assets ..............                        682            762
                                                                       -----------    -----------
                                                                            89,757        100,064
                                                                       -----------    -----------
INCOME  FROM OPERATIONS ...............................                      8,852          9,951
                                                                       -----------    -----------

OTHER (INCOME) EXPENSE:
       Interest expense ...............................                      8,517          8,796
       Debt issuance cost and discount amortization ...                        470            385
       Foreign exchange (gain) loss ...................                        (53)            66
       Other, net .....................................                         58            233
                                                                       -----------    -----------
                                                                             8,992          9,480
                                                                       -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES ...................................                       (140)           471
       Provision  for income taxes ....................                        165             64
                                                                        ----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS ..............                       (305)           407
                                                                       -----------    -----------

DISCONTINUED OPERATIONS:
       Loss from non-woven textiles operations ........                       (545)        (2,424)
                                                                       -----------     ----------
NET LOSS ..............................................                $      (850)   $    (2,017)
                                                                       ===========    ===========


(LOSS) INCOME PER COMMON SHARE :
          (Loss) Income from continuing operations ....                $     (0.04)   $      0.05
          (Loss) Income from discontinued operations ..                $     (0.07)         (0.29)

                                                                       -----------     ----------
       Net loss per common share ......................                $     (0.10)    $    (0.24)
                                                                       ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING .............................                  8,319,833      8,319,833
                                                                       ===========     ==========

                See notes to consolidated financial statements

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                                        Six Months Ended
                                                                                                           January 31,
                                                                                                       --------------------
                                                                                                         1997        1996
                                                                                                       --------    --------
                                                                                                            (Unaudited)
                                                                                                                   (Restated)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations ................................................................   $   (305)   $ (2,017)
    Adjustment for Recycling acquisition  (see Note 1 ) ............................................        857      (1,320)
                                                                                                       --------    --------
   Loss from continuing operations net of acquisition adjustment ...................................        552      (3,337)
   Adjustment to reconcile net loss to net cash used in
     operating activities from continuing operations:
              Amortization .........................................................................      1,152       1,073
              Depreciation .........................................................................      3,067       2,834
              Deferred income taxes ................................................................        (96)        (64)
             Gain on the sale of fixed assets ......................................................         (9)       (301)
              Provision for losses on accounts receivable
                and other reserves .................................................................       (647)        (21)
              Changes in assets and liabilities:
                (Increase) decrease in assets:
                            Accounts receivable ....................................................      6,005       2,971
                            Inventories ............................................................    (35,414)    (17,053)
                            Prepaid expenses and other current assets ..............................       (144)     (1,026)
                            Other assets ...........................................................     (1,675)        (53)
                            Notes and interest receivable from officers ............................         (5)         (7)
                Increase (decrease) in liabilities:
                            Accounts payable, other current
                              liabilities and accrued interest .....................................     (3,362)     (3,735)
                            Other long-term liabilities ............................................        552         141
                NET CASH USED IN OPERATING ACTIVITIES
                     FROM CONTINUING OPERATIONS ....................................................    (30,024)    (18,578)
                                                                                                       --------    --------

(Loss) income from discontinued operations .........................................................       (545)      1,445
                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                    FROM DISCONTINUED OPERATIONS ...................................................       (545)      1,445
                                                                                                       --------    --------

                NET CASH  USED IN OPERATING ACTIVITIES .............................................    (30,569)    (17,133)
                                                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ............................................................................     (3,851)     (4,616)
   Acquisition of Recycling operations .............................................................     (4,400)       --

   Proceeds from sale of property and equipment ....................................................         19         848
                                                                                                       --------    --------
               NET CASH USED IN INVESTING ACTIVITIES ...............................................     (8,232)     (3,768)
                                                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing under revolving credit facility, net ....................................................     35,500      17,246
 Repayment of term loans ...........................................................................       (368)       (639)
 (Repayment of) financing under capital leases .....................................................         (9)        146
                                                                                                       --------    --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................................     35,123      16,753
EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................................................       (924)        170
                                                                                                       --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................................................     (4,602)     (3,978)
CASH AND CASH EQUIVALENTS, beginning of the year ...................................................      6,098       4,741
                                                                                                       --------    --------
CASH AND CASH EQUIVALENTS, end of year..............................................................   $  1,496    $    763
                                                                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

   Interest ........................................................................................   $  8,857    $  8,655
                                                                                                       ========    ========
   Income taxes.....................................................................................   $    592    $    652
                                                                                                       ========    ========

Non-cash financing transaction:
            Capital contributed by PureTec related to recycling acquisition..........................  $  1,769    $   --
                                                                                                       ========    ========

                See notes to consolidated financial statements
                                       6

          PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

1.   ORGANIZATION

     Plastic Specialties and Technologies Inc. ("PST" or the "Company") is a manufacturer of garden hose, specialty plastic compounds and fabricated precision plastic components for niche consumer and industrial markets and the recycling of plastics. As described below, in September 1996, PST began producing high-grade recycled polyethylene terephthalate ("PET") for packaging and fiber application. PST services its markets through its network of 21 operating facilities, located in key points throughout the United States, with two locations in Europe and one in Canada.

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

     As of January 31, 1997, PureTec, through its ownership of Ozite, owned approximately 83% of the outstanding common stock of PST. The Company's corporate officers are also officers of Ozite and PureTec. The expenses incurred at the general corporate office which are not directly attributable to one entity are allocated to the Company and other affiliates.

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

Accordingly, operating results for the three and six months ended January 31, 1996 have been restated to reflect the above recycling acquisition:

                                           Three Months  Six Months

Net sales as originally reported ..........   $ 52,069    $ 94,344


Add Sales of recycling ....................      4,507      15,671
                                              --------    --------
Net sales as reported herein ..............   $ 56,576    $110,015
                                              ========    ========

Loss from operations as originally reported   $   (578)   $ ( 913)
Add recycling operating results ...........        483       1,320
                                              --------    --------
Income from continuing operations as
                    reported herein .......   $    (95)   $    407
                                              ========    ========

2.   INTERIM FINANCIAL INFORMATION

     The consolidated balance sheet of PST as of January 31, 1997, the consolidated statements of operations for the three and six month periods ended January 31, 1997 and 1996 and the consolidated statements of cash flows for the six months ended January 31, 1997 and 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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

3.   INVENTORIES

Inventories consist of the following:

                                         January 31, July 31,
                                            1997      1996
                                            ----      ----
                                       (Unaudited)

Raw materials & supplies                 $18,143   $14,552
Recycled material                            613      --
Work-in-process                            1,587     1,549
Finished goods                            48,017    16,891
                                         -------   -------
                                         $68,360   $32,992
                                         =======   =======




 4.      INVESTMENTS IN AFFILIATES AND CERTAIN RELATED TRANSACTIONS

         a.  Dividends

         In connection with the Merger (see Note 1), on July 31, 1995 PST declared a dividend of 772,000 Artra Group, Inc. ("Artra") Common Shares and 3,675 shares of BCA Holdings, Inc. ("BCA") preferred stock to all stockholders of record as of July 31, 1995. Based on this declaration, 638,444 shares of Artra common stock and 3,039.23 shares of BCA preferred stock have been transferred to Ozite. The Company is in the process of transferring 133,556 shares of Artra common stock and 635.77 shares of BCA preferred stock to the minority stockholders.

         b.  Investments

         In 1987, the Company acquired from Bagcraft Corporation of America ("Bagcraft") a $5,000 subordinated note bearing interest at a rate of 13-1/2% per annum and 50,000 shares of 13-1/2% cumulative redeemable preferred stock with a liquidation preference of $5,000 for $10,000. Bagcraft is a wholly-owned subsidiary of BCA and BCA is wholly-owned subsidiary of Artra. In March 1993, the Company received 675 shares of BCA Preferred Stock having a liquidation preference equal to the amount of interest due for the period from December 1, 1991 to November 30, 1992 ($675 in the aggregate) in lieu of receipt of payment of interest from Bagcraft for such period. (See a above).

         In December 1993, PST received from Bagcraft 3,000 shares of BCA preferred stock as payment in full for unpaid interest due from Bagcraft. (See a above).

         As of January 31, 1997, PST held 133,556 shares of common stock of Artra. The carrying value of this investment is zero.


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


5.   INCOME TAXES

     In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,611 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $1,113 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, PST believes that its tax position is appropriate and that the assessments are without merit. Therefore, PST has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, PST believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

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

                                     PART I
                             FINANCIAL INFORMATION
                  (Dollars in thousands, except per share data)

Item 1.  FINANCIAL STATEMENTS

         See pages 3 through 9.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and six month periods ended January 31, 1997 and 1996:

                                                                   Three Months Ended                 Six Months Ended
                                                                      January 31,                        January 31,

                                                                   1997          1996                 1997           1996
                                                                  ------        ------                ----           ----
Net sales                                                          100%          100%                 100%           100%
Cost of goods sold                                                (71.9)        (76.9)               (75.0)         (78.4)
                                                                  ------        ------               ------         ------
Gross profit                                                       28.1          23.1                 25.0           21.6
Selling, general and administrative expenses                      (16.1)        (13.7)               (15.3)         (11.9)
Amortization of intangible assets                                  (0.7)         (0.7)                (0.7)          (0.7)
                                                                  -----         -----                ------         -----
Income from operations                                             11.2           8.8                  9.0            9.0
Interest expense                                                   (9.1)         (8.2)                (8.6)          (8.0)
Debt issuance costs and discount amortization                      (0.5)         (0.3)                (0.5)          (0.3)
Foreign exchange (gain) loss                                        0.1          (0.1)                 0.1           (0.1)
Other, net                                                         (0.2)         (0.8)                (0.1)           0.2
                                                                  -----         -----                  ---            ---
(Loss) income from continuing operations before income taxes        1.5          (0.7)                (0.1)           0.4
Income tax (provision) benefit                                      0.2           0.5                 (0.2)            --
                                                                  -----         -----                 ----           ----
(Loss) income from continuing operations                            1.7          (0.2)                (0.3)           0.4
Discontinued operations                                            (1.1)         (3.9)                (0.6)          (2.2)
                                                                  -----         -----                -----          -----
Net loss                                                            0.6 %        (4.1)%               (0.9)%         (1.8)%
                                                                  ======        ======              =======        =======


Three months ended January 31, 1997 vs. Three months ended January 31, 1996:


         Net sales for the three months ended January 31, 1997 ("fiscal 1997") were $48,572, a decrease of $8,004, or 14.1% compared to the three months ended January 31, 1996 ("fiscal 1996"). The decrease was the result of lower sale prices for PET from the Company's plastic recycling operation and a decline in garden hose sales volume; partially offset by increased sales volume in dip tubing, gaskets, medical tubing and PVC compound and certain price increases. Garden hose sales were lower primarily due to late ordering by the Company's larger customers.

         Gross profit for the three months ended January 31, 1997 was $13,646, an increase of $578 (4.4%) compared to a gross profit of $13,068, for the three months ended January 31, 1996. Gross profit was adversely affected by a sharp decline in PET prices and lower sales volume. Gross profit as a percentage of sales increased from 23.1% to 28.1% for the same period. The increase is principally attributable to lower raw material costs for most segments and improved manufacturing efficiencies. Gross profit was adversely affected by a sharp decline in PET prices and lower sales volume.

         Selling, general and administrative expenses for the three months ended January 31, 1997 were $7,838, a $108 (1.4%) increase compared to the three months ended January 31, 1996. As a percentage of net sales, these expenses increased to 16.1% from 13.7% for the same period. The percentage increase is attributable to the quarterly decline in sales and an increase in warehousing costs.

         Operating income for the three months ended January 31, 1997 and 1996 were $5,455 and $4,954, respectively. The $501 decrease is primarily attributable to lower sales, resultant lower gross margins and higher selling, general and administrative expenses.

Interest expense for the three month periods ended January 31, 1997 and 1996 were $4,442 and $4,647, respectively.

The income tax benefit for the three months ended January 31, 1997 is comprised of a foreign tax provision of $518 and a federal income tax benefit of $600 , which is based on expected results for the full year. The income tax provision for the three months ended January 31, 1996 was comprised of a foreign income tax provision of $501 partially offset by a domestic federal income tax benefit of $800 which was based on expected results for the full year.

         The Company had a loss from continuing operations for the three month period ended January 31, 1997 of $ 828 and loss from continuing operations $95 for the three month period ended January 31, 1996.

         The Company sold its Ozite manufacturing division in March of 1996. The $2,218 loss recorded by this operation for the three months ended January 31, 1996 is reflected as discontinued operations for the period.


         As mentioned above, included in the results of operations is the effect of the acquisition of the newly acquired recycling operations. For the three months ended January 31, 1997 and January 31, 1996, the results from the recycling operations were as follows:

         Sales for the periods were $3,781 and $9,425, respectively and represents a $5,644 decline. Gross profit was $50 for the three months ended January 31, 1997 and $655 for the three months ended January 31, 1996. The decrease in sales and gross profit was directly attributable to a sharp decline in PET prices. Selling, general and administrative expenses decreased $580 to $363 for the second quarter of fiscal 1997 as compared to the same period in fiscal 1996 as the Company took steps to control costs while prices fell. Operating income (loss) was ($333) and $(642) for the second quarters of fiscal 1997 and 1996, respectively.

Six months ended January 31, 1997 vs. Six months ended January 31, 1996:

         Net sales for the six months ended January 31, 1997 ("fiscal 1997") were $98,609, a decrease of $11,406, or 10.4% compared to the six months ended January 31, 1996 ("fiscal 1996"). The decrease was the result of lower sale prices for PET from the Company's plastic recycling operation and a decline in garden hose sales volume; partially offset by increased sales volume in dip tubing, gaskets, medical tubing and PVC compound and certain price increases. Garden hose sales were lower primarily due to late ordering by the Company's larger customers.

         Gross profit for the six months ended January 31, 1997 was $24,652, an increase of $861 (3.6%) compared to a gross profit of $23,791, for the six months ended January 31, 1996. Gross profit was adversely affected by a sharp decline in PET prices and lower sales volume. Gross profit as a percentage of sales increased from 21.6% to 25.0% for the same period. The increase is principally attributable to lower raw material costs for most segments and improved manufacturing efficiencies.

         Selling, general and administrative expenses for the six months ended January 31, 1997 were $15,118, a $2,040 (15.6%) increase compared to the six months ended January 31, 1996. As a percentage of net sales, these expenses increased to 14.8% from 11.9% for the same period. The increase in the dollar amount of selling, general and administrative expenses is attributable to (i) the Company evaluated and reduced certain previously accrued expenses, including management compensation in the first quarter of fiscal 1996 (ii) an increase in warehousing costs. The increase as a percent of sales is due to the above noted items as well as the decline in sales.

         Operating income for the six months ended January 31, 1997 and 1996 was $8,852 and $9,951, respectively. The $1,099 decrease is primarily attributable to lower sales, resultant lower gross margins and higher selling, general and administrative expenses.

         Interest expense for the six month periods ended January 31, 1997 and 1996 was $8,517 and $8,796, respectively. This $279 or 3.1% increase is primarily attributable to lower short term borrowings.

         The income tax provision for the six months ended January 31, 1997 is comprised of a foreign tax provision of $1,065 partially offset by a federal income tax benefit of $900 , which is based on expected results for the full year. The income tax provision for the six months ended January 31, 1996 was comprised of a foreign income tax provision of $1,064 partially offset by a domestic federal income tax benefit of $1,000 which is based on expected results for the full year.

         The Company had a loss from continuing operations for the six month period ended January 31, 1997 of $ 2,914 and income from continuing operations of $407 for the six month period ended January 31, 1996.

         The Company sold its Ozite manufacturing division in March of 1996. The $2,424 loss recorded by this operation for the six months ended January 31, 1996 is reflected as discontinued operations for the period.

         As mentioned above, included in the results of operations is the effect of the acquisition of the newly acquired recycling operations. For the six months ended January 31, 1997 and January 31, 1996, the results from the recycling operations were as follows:

         Sales for the periods were $9,029 and $20,589, respectively and represents a $11,560 decline. Gross profit (loss) was ($579) the six months ended January 31, 1997 and $2,214 for the six months ended October 31, 1996. The decrease in sales and gross profit (loss) was directly attributable to a sharp decline in PET prices. Selling, general and administrative expenses decreased $1,045 to $573 for the first six months of fiscal 1997 as compared to the same period in fiscal 1996 as the Company took steps to control costs while prices fell. Operating income (loss) was ($1,152) and $242 for the first six months of fiscal 1997 and 1996, respectively.

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

         The market for the Company's garden hose is seasonal, with sales peaking in the spring and summer seasons. The Company started fiscal 1996 with high levels of accounts receivable and inventory. With increased sales volume in garden hose during fiscal year 1996, the general growth of the Company's other markets, and lower raw material costs, the Company concluded fiscal 1996 with lower levels of inventory. The initial buildup of inventory for fiscal 1997 and the collection of receivables resulted in the Company's net accounts receivable decreasing ($5,392) from $42,291 at July 31, 1996 to $36,899 at January 31, 1997 and net inventory increasing $35,368 from $32,992 at July 31, 1996 to $68,360 at January 31, 1997.

         Cash and cash equivalents decreased $4,602 for the six months ended January 31, 1997, compared to a $3,978 decrease for the six months ended January 31, 1996. The changes for these periods were attributable to the factors discussed below.

         For the six months ended January 31, 1997, net cash used in operating activities was $30,569. The Company funded its operating activities (including building up of inventory of $35,414), repaid $377 of its outstanding debt, disbursed $3,851 on capital improvements and $4,400 for the plastic recycling acquisition by borrowing an additional $35,500 under its Revolving Credit Facility.

         For the six months ended January 31, 1996, net cash used in operating activities was $17,133. The Company funded operating activities (including building up of inventory of $17,053), repaid $639 of its outstanding debt, disbursed $4,616 on capital improvements by borrowing an additional $17,246 under its Revolving Credit Facility.

         Working capital was $26,509 as of January 31, 1997 a decrease of $6,247 as compared to July 31, 1996. This decrease was primarily the result of lower accounts receivable balance ($36,899 compared to $42,291) and higher short term borrowings and accrued interest, partially offset by higher inventory.

         The Company's businesses are relatively stable and mature and do not generally require significant ongoing additions to plant and equipment. Capital expenditures for the six month period ended January 31, 1997 and 1996 were $3,851 and $4,616, respectively. The Company acquired certain assets of PureTec's recycling business for $4,400 during the first quarter of fiscal 1997, effectively transferring this business to PST.

Short-Term Borrowings

         On December 30, 1992 PST entered into a $50,000 Senior Loan Agreement (the "Agreement") with a commercial lending company ("CLC"). Proceeds were used to repay the borrowings outstanding under a prior loan and security agreement with a bank. The Agreement contains covenants, the most restrictive of which are maintenance of certain financial ratios, prohibition of the occurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. Borrowings under the Agreement are secured by substantially all the domestic current assets of PST. Additionally, the CLC has a security interest in PST's intangible assets, and this security interest ranks pari passu with the security interest of the Senior Secured Notes (see below) in PST's intangible assets. Revolving credit advances under the Agreement are based on eligible receivables and inventory.

         Effective January 31, 1997, PST amended this Agreement with the CLC ("Amended Agreement"), representing the fourth amendment to the Agreement. The Amended Agreement provides, among other things, for revolving credit advances of up to $50,000 through July 31, 2000 and letters of credit of up to $1,000. The Amended Agreement provides for certain pricing performance adjustments based on defined Performance Ratios. The Company will pay interest at a defined Index Rate plus the Applicable Revolver Index Margin (ranging from 0.00% to 0.25%) or, at the election of the Company, the LIBOR Rate plus the Applicable LIBOR Margin (ranging from 2.50% to 3.00%). The Amended Agreement also provides that outstanding revolving credit advances shall not exceed $20,000 for 30 consecutive days during the period from July 1 to September 30 for each year. Furthermore, the Amended Agreement provides that domestic capital expenditures are limited to $8,500, $9,000 and $9,500 in fiscal years ending 1997, 1998 and 1999 (and each fiscal year thereafter), respectively. The Company also has the right to cancel the Agreement on 30 days' written notice and pay the CLC an early termination fee of $175 if such cancellation occurs prior to January 31, 1998 and $100 if cancellation occurs on or after January 31, 1998 and prior to September 30, 1998.

         In addition, on January 31, 1997 the Company signed a Receivables Agreement with the CLC that provides the Company with the ability to sell a 100% ownership interest, without recourse, in certain Eligible Receivables generated by PST. The CLC's commitment to purchase said receivables from PST are restricted to the period beginning each February 1 and ending on each May 31.

Debt Offering and Redemption

         On November 8, 1993, PST issued $125,000 principal amount of 11-1/4% Senior Secured Notes due in 2003. The Senior Secured Notes are senior secured obligations of PST, ranking pari passu in right of payment with all existing and future senior indebtedness of PST and senior to all subordinated indebtedness of PST, if any. The Senior Secured Notes are secured by substantially all real property, machinery, equipment, general intangibles and other intellectual property now owned or hereafter acquired by PST and by a pledge of all outstanding capital stock of Plastic Specialties and Technologies Investments, Inc., a wholly-owned subsidiary of PST. The indenture for the Senior Secured Notes contains covenants which restrict, among other matters, the ability of PST and its subsidiaries to incur additional indebtedness, pay dividends (except as defined in the indenture) redeem capital stock, prepay subordinated indebtedness, create liens, dispose of certain assets, engage in sale and merger transactions, make contributions, loans or advances and enter into transactions with affiliates.

Capital Expenditure Commitments

         As discussed above, the Company's businesses are relatively mature and as a result do not require significant ongoing additions to plant and equipment. The Company generally finances its ongoing capital expenditure requirements from its cash flow provided from operations and borrowings under its Revolving Credit Facility.

         Construction is nearing completion on a new plant in Northern Ireland for the Company's Unichem division. For purposes of this new business venture, a new subsidiary has been formed, Colorite Europe Limited (a United Kingdom company). The anticipated total capital costs for the Company in connection with this new Unichem plant are approximately $3 million. The Company has received commitments for certain grants, subsidies and other inducements from government authorities in Northern Ireland. The Company plans to finance a large part of its capital costs of this new plant by using cash reserves (and possibly some additional borrowing from a commercial bank) at Action Belgium N.V.

Inflation

         Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. In fiscal 1997 the Company benefited domestically from declining raw material costs ( except for the significant decline in the PET prices). Foreign operations saw raw mateial costs continue to rise until they stablizied during the second quarter. Raw material costs have generally stablizied at this time. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.

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

                                    PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                                    Registrant

Date:    March 14, 1997             By:  __________________________
                                         Thomas V. Gilboy
                                         Chief Financial Officer