Form 10-Q/A
period 1997-01-31
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1997-05-05
CIK 810628

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q/A

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

                           Yes   X                   No

         As of May 2, 1997, there were 8,319,833 shares of common stock outstanding of which 1,441,500 of such shares were held by unaffiliated persons. The Company is not aware of the market value of the unaffiliated shares.

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

         (a)  Exhibits

              (27)  Financial Data Schedule for
                      the six months ended
                      January 31, 1997

         (b)  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                                    Registrant

Date:    May 2, 1997                By:  /s/ Thomas V. Gilboy
                                         --------------------------
                                         Thomas V. Gilboy
                                         Chief Financial Officer