Form 10-Q
period 1997-04-30
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1997-06-13
CIK 810628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended: April 30, 1997

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

                           Yes   X                   No
                               -----                    -----

         As of June 11, 1997, there were 8,319,833 shares of common stock outstanding of which 1,441,500 of such shares were held by unaffiliated persons. The Company is not aware of the market value of the unaffiliated shares.

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                 C O N T E N T S

                                                                            Page
                                                                            ----

Part I FINANCIAL INFORMATION:

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets as of                        3
                      April 30, 1997 and July 31, 1996

                      Consolidated Statements of Operations                  4-5
                      for the three and nine month periods ended
                      April 30, 1997 and 1996

                      Consolidated Statements of Cash Flows                    6
                      for the nine month periods ended
                      April 30, 1997 and 1996

                      Notes to Consolidated Financial                       7-10
                      Statements

       Item 2.        Management's Discussion and Analysis                 11-15
                      of Financial Condition and Results of
                      Operations

Part II OTHER INFORMATION:

       Item 1 to Item 6.                                                      16

       Signatures                                                             17

                             * * * * * * * * * * * *

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                              April 30,     July 31,
                                                                                1997         1996
                                                                              ---------    ---------
                                                                                   (Unaudited)

                                   ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ...........................................   $   3,411    $   6,098
      Accounts receivable, less allowance of $713 and $1,280 as of
           April 30, 1997 and July 31, 1996, respectively .................      56,404       42,291
      Inventories .........................................................      64,467       32,992
      Prepaid expenses and other current assets ...........................       3,132        2,591
      Deferred income taxes ...............................................        --            544
                                                                              ---------    ---------
TOTAL CURRENT ASSETS ......................................................     127,414       84,516
PROPERTY, PLANT AND EQUIPMENT, net ........................................      57,130       45,608
EXCESS OF COST OF INVESTMENT OVER NET ASSETS
      ACQUIRED, net .......................................................      40,898       41,921
OTHER ASSETS, net .........................................................       6,940        5,631
NOTES AND INTEREST RECEIVABLE FROM OFFICERS ...............................         393          388
                                                                              ---------    ---------
TOTAL ASSETS ..............................................................   $ 232,775    $ 178,064
                                                                              =========    =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Short term borrowings ...............................................   $  46,115    $  14,138
      Accounts payable ....................................................      29,210       20,432
      Other current liabilities ...........................................      13,444       11,268
      Accrued interest ....................................................       6,283        2,562
      Current portion of long-term debt ...................................         762        1,360
      Current deferred income taxes .......................................         392         --
                                                                              ---------    ---------
TOTAL CURRENT LIABILITIES .................................................      96,206       49,760
                                                                              ---------    ---------

OTHER LONG-TERM LIABILITIES ...............................................       2,560        2,262
DEFERRED INCOME TAXES .....................................................       3,492        3,663
LONG-TERM DEBT ............................................................     133,861      127,642
                                                                              ---------    ---------
TOTAL LIABILITIES .........................................................     236,119      183,327

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS'  DEFICIT:
      Common stock, par value $.01; 10,000,000 shares authorized; 8,319,833 shares issued and outstanding, at April 30, 1997
           and July 31, 1996, respectively ................................          83           83
      Additional paid-in capital ..........................................      15,758       13,132
      Accumulated deficit .................................................     (13,565)     (14,574)
      Receivable from majority stockholder-Ozite Corporation ..............      (3,853)      (3,853)
      Receivable from officer, including accrued interest .................        (717)        (717)
      Cumulative foreign currency translation adjustment ..................      (1,050)         666
                                                                              ---------    ---------
      NET STOCKHOLDERS' DEFICIT ...........................................      (3,344)      (5,263)
                                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...............................   $ 232,775    $ 178,064
                                                                              =========    =========

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                             Three Months Ended
                                                                                  April 30,
                                                                          --------------------------
                                                                              1997           1996
                                                                              ----           ----
                                                                                  (Unaudited)
                                                                                        (As Restated)

NET SALES .............................................................   $    81,715    $    90,307
                                                                          -----------    -----------
COSTS AND EXPENSES:

       Cost of goods sold .............................................        62,182         67,189
       Selling, general and administrative ............................         8,934          8,524
       Amortization of intangible assets ..............................           346            304
                                                                          -----------    -----------
                                                                               71,462         76,017
                                                                          -----------    -----------
INCOME  FROM OPERATIONS ...............................................        10,253         14,290
                                                                          -----------    -----------

OTHER EXPENSE (INCOME) :
       Interest expense ...............................................         4,432          4,459
       Debt issuance cost and discount amortization ...................           249            200
       Foreign exchange gain ..........................................           (66)            (9)
       Other, net .....................................................           107            252
                                                                          -----------    -----------
                                                                                4,722          4,902
                                                                          -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES ...................................................         5,531          9,388
       Provision for income taxes .....................................         2,743          3,044
                                                                          -----------    -----------
INCOME FROM CONTINUING OPERATIONS .....................................         2,788          6,344
                                                                          -----------    -----------

DISCONTINUED OPERATIONS:
       (Loss) on disposition of non-woven textile operations (net of
         tax benefit of $18 in 1997) ..................................           (30)          --
       Reduction in loss on disposition of non-woven textile operations
         due to increase in anticipated tax benefit ...................          --              536
       Reduction in loss from discontinued operations
          due to increase in anticipated tax benefit ..................          --              288
                                                                          -----------    -----------
                                                                                  (30)           824


NET INCOME ............................................................   $     2,758    $     7,168
                                                                          ===========    ===========


INCOME (LOSS) PER COMMON SHARE:
         Income from continuing operations ............................   $      0.33    $      0.76
         (Loss) income from discontinued operations ...................         (0.00)          0.10
                                                                          -----------    -----------
       Net Income per common share ....................................   $      0.33    $      0.86
                                                                          ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING .............................................     8,319,833      8,319,833
                                                                          ===========    ===========


                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                            Nine Months Ended
                                                                                April 30,
                                                                        --------------------------
                                                                            1997          1996
                                                                               (Unaudited)
                                                                                      (As Restated)

NET SALES ...........................................................   $   183,863    $   200,322
                                                                        -----------    -----------
COSTS AND EXPENSES:
       Cost of goods sold ...........................................       140,397        153,413
       Selling, general and administrative ..........................        24,121         21,602
       Amortization of intangible assets ............................         1,028          1,066
                                                                        -----------    -----------
                                                                            165,546        176,081
                                                                        -----------    -----------
INCOME  FROM OPERATIONS .............................................        18,317         24,241
                                                                        -----------    -----------

OTHER EXPENSE (INCOME):
       Interest expense .............................................        13,021         13,255
       Debt issuance cost and discount amortization .................           719            585
       Foreign exchange (gain) loss .................................          (119)            57
       Other, net ...................................................           162            485
                                                                        -----------    -----------
                                                                             13,783         14,382
                                                                        -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES .................................................         4,534          9,859
       Provision  for income taxes ..................................         3,163          3,108
                                                                        -----------    -----------
INCOME FROM CONTINUING OPERATIONS ...................................         1,371          6,751
                                                                        -----------    -----------

DISCONTINUED OPERATIONS:
       Loss from disposition of non-woven textiles operations (net of
         tax benefit of $231 in 1997 and $536 in 1996) ..............          (362)          (909)
       Loss from discontinued operations (net of tax benefit
         of  $288 ) .................................................          --             (691)
                                                                        -----------    -----------
                                                                               (362)        (1,600)

NET INCOME ..........................................................   $     1,009    $     5,151
                                                                        ===========    ===========



INCOME (LOSS) PER COMMON SHARE:
          Income from continuing operations .........................   $      0.16    $      0.81
          Loss from discontinued operations .........................         (0.04)         (0.19)
                                                                        -----------    -----------
       Net income per common share ..................................   $      0.12    $      0.62
                                                                        ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING ...........................................     8,319,833      8,319,833
                                                                        ===========    ===========

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                Nine Months Ended
                                                                                                    April 30,
                                                                                              --------------------
                                                                                                1997        1996
                                                                                              --------    --------
                                                                                                  (Unaudited)
                                                                                                         (Restated)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................................   $  1,009    $  5,151
    Adjustment for Recycling acquisition  (see Note 1 ) ...................................        857      (1,300)
                                                                                              --------    --------
   Income from continuing operations net of acquisition adjustment ........................      1,866       3,851
   Adjustment to reconcile net income to net cash used in
     operating activities from continuing operations:
              Amortization ................................................................      1,747       1,651
              Depreciation ................................................................      4,492       5,325
              Deferred income taxes .......................................................       (459)        (86)
             Gain on the sale of fixed assets .............................................        (18)       (321)
              Provision for losses on accounts receivable
                and other reserves ........................................................       (564)        250
              Changes in assets and liabilities:
                (Increase) decrease in assets:
                            Accounts receivable ...........................................    (14,569)    (19,735)
                            Inventories ...................................................    (31,998)     (4,703)
                            Prepaid expenses and other current assets .....................       (557)      2,574
                            Other assets ..................................................     (1,709)       (953)
                            Notes and interest receivable from officers ...................         (5)        (11)
                Increase (decrease) in liabilities:
                            Accounts payable, other current  liabilities, accrued interest,
                              current deferred taxes and current portion of long term debt      14,469       4,470
                            Other long-term liabilities ...................................       (417)        132
                                                                                              --------    --------
               NET CASH USED IN OPERATING ACTIVITIES
                      FROM CONTINUING OPERATIONS ..........................................    (27,722)     (7,556)
                                                                                              --------    --------

Adjustment for loss on disposition of discontinued operations .............................         --         909
                                                                                              --------    --------
                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                    FROM DISCONTINUED OPERATIONS ..........................................         --         909
                                                                                              --------    --------

                NET CASH  USED IN OPERATING ACTIVITIES ....................................    (27,722)     (6,647)
                                                                                              --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................................................     (6,400)     (8,453)
   Acquisition of Recycling operations ....................................................     (4,400)       --
   Proceeds from sale of property and equipment ...........................................         28         915
                                                                                              --------    --------
               NET CASH USED IN INVESTING ACTIVITIES ......................................    (10,772)     (7,538)
                                                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing under revolving credit facility, net ...........................................     31,977      10,497
 Long term financings and grants...........................................................      2,362       3,007
 Repayment of term loans ..................................................................       (598)         --
 (Repayment of) financing under capital leases ............................................       (135)        122
                                                                                              --------    --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES .............................................     33,606      13,626

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................................................      2,201       1,019
                                                                                              --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................................     (2,687)        460
CASH AND CASH EQUIVALENTS, beginning of the year ..........................................      6,098       4,741
                                                                                              --------    --------
CASH AND CASH EQUIVALENTS, end of year ....................................................   $  3,411    $  5,201
                                                                                              ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest ...............................................................................   $  9,228    $  9,552
                                                                                              ========    ========
   Income taxes ...........................................................................   $    737    $  1,796
                                                                                              ========    ========

Non-cash financing transaction:
            Capital contributed by PureTec related to recycling acquisition ...............   $  1,769    $   --
            Capitalized lease Colorite Europe Limited premises ............................   $  3,784        --

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

1. ORGANIZATION

         Plastic Specialties and Technologies Inc. ("PST" or the "Company") is a manufacturer of garden hose, specialty plastic compounds and fabricated precision plastic components for niche consumer and industrial markets and the recycling of plastics. As described below, in September 1996, PST began producing high-grade recycled polyethylene terephthalate ("PET") for packaging and fiber application. PST services its markets through its network of 21 operating facilities, located in key points throughout the United States, with three locations in Europe and one in Canada.

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

         As of April 30, 1997, PureTec, through its ownership of Ozite, owned approximately 83% of the outstanding common stock of PST. The Company's corporate officers are also officers of Ozite and PureTec. The expenses incurred at the general corporate office which are not directly attributable to one entity are allocated to the Company and other affiliates.

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

         Accordingly, operating results for the three and nine months ended April 30, 1996 have been restated to reflect the above recycling acquisition:

                                                     Three Months   Nine Months

  Net sales as originally reported                     $ 83,848      $178,192

      Add Sales of recycling                              6,459        22,130
                                                       --------      --------
      Net sales as reported herein                     $ 90,307      $200,322
                                                       ========      ========

      Income from operations as originally reported    $  6,364      $  5,451
      Add recycling operating results                        (20)       1,300
                                                         --------    --------
      Income from continuing operations as
                         reported herein                 $  6,344    $  6,751
                                                         ========    ========

2. INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet of PST as of April 30, 1997, the consolidated statements of operations for the three and nine month periods ended April 30, 1997 and 1996 and the consolidated statements of cash flows for the nine months ended April 30, 1997 and 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

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

3. INVENTORIES

         Inventories consist of the following:

                                      April 30, July 31,
                                        1997      1996
                                      -------   -------
                                         (Unaudited)

           Raw materials & supplies   $22,006   $14,552
           Recycled material              803      --
           Work-in-process              1,634     1,549
           Finished goods              40,024    16,891
                                      -------   -------
                                      $64,467   $32,992
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

         As of April 30, 1997, PST held 133,556 shares of common stock of Artra. The carrying value of this investment is zero.

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

5. SHORT TERM BORROWINGS AND LONG TERM DEBT

         On August 23, 1996, Colorite Europe Limited ("CEL"), an indirect wholly owned subsidiary of PST, entered into an agreement with a UK Commercial Bank to provide the following credit facilities:

a.       Working Capital Facility of $243 ((pound)150) with interest charged at the sum of 2.0% plus the London Interbank Offered Rate ("LIBOR").

b. Short Term Demand Loan of $1,458 ((pound)900), for bridging of capital grants to be received from government related authorities in Northern Ireland. Interest will be charged at the sum of 2.0% plus LIBOR.

c. Overdraft Facility of $729 ((pound)450), with interest charged at the UK base rate, currently at 5.75%, plus 1.75%, payable quarterly.

         At April 30, 1997, there were no amounts outstanding on these short term credit facilities. These short term credit facilities are subject to certain restrictions, collateral and covenants, and expire in July 31, 1997. The Company intends to extend these, or similar facilities, with the UK Commercial Bank.

         In addition to the short term credit facilities for CEL described above, the credit agreement with the UK Commercial Bank also provided for a Term Loan of $2,107 ((pound)1,300), payable in 13 equal semi-annual installments of $151 ((pound)93) commencing June 20, 1998 with a final payment of $158 ((pound)98) on December 31, 2004. Interest will be charged at the sum of 1.75% plus LIBOR. At April 30, 1997, the entire balance was outstanding. The Term Loan is subject to certain restrictions, collateral and covenants. Additionally, CEL has entered into a 20 year lease for the facilities that it has now occupied in Northern Ireland. This lease is accounted for as a capital lease, and the balance on the lease as of April 30, 1997 is $3,784 ((pound)2,335).

6. INCOME TAXES

         In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,105 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $897 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, PST believes that its tax position is appropriate and that the assessments are without merit. Therefore, PST has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, PST believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

7. COMMITMENTS AND CONTINGENCIES

         On February 18, 1993, Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary (now dormant) was served with a third party complaint in the matter of United States v. Davis . In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with remediation of the Davis Landfill site in Rhode Island. Ware Chemical was owned by Dart Industries (now Kraft, Inc.) during the time in question (1975-1977), and Kraft has agreed to assume all responsibility.

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

8. EARNINGS PER SHARE

         In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This new standard, which supercedes APB Opinion No. 15, requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement and a reconciliation of the income available to common stockholders and weighted-average shares of the basic EPS computation to the income available to common stockholders and weighted average shares plus dilutive potential common shares of the diluted EPS computation. The objective of the statement is to make the computation more comparable with international accounting standards. SFAS 128 is effective for periods ending after December 15, 1997 (the Company's 1998 fiscal year). Earlier application of SFAS 128 is not permitted. The Company's current EPS calculation conforms to basic EPS. Diluted EPS is not expected to be materially different from basic EPS.

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

Item 1. FINANCIAL STATEMENTS

         See pages 3 through 9.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and nine month periods ended April 30, 1997 and 1996:

                                                                 Three Months Ended                  Nine Months Ended
                                                                      April 30,                          April 30,

                                                                 1997          1996                 1997           1996
                                                                ------        ------                ----           ----
Net sales                                                        100%          100%                 100%           100%
Cost of goods sold                                              (76.1)        (74.4)               (76.4)         (76.6)
                                                                ------        ------               ------         ------
Gross profit                                                     23.9          25.6                 23.6           23.4
Selling, general and administrative expenses                    (11.0)        (9.5)                (13.0)         (10.8)
Amortization of intangible assets                                (0.4)        (0.3)                ( 0.6)          (0.5)
                                                                ------        -----                ------         ------
Income from operations                                           12.5          15.8                 10.0           12.1
Interest expense                                                (5.4)         (4.9)                (7.1)           (6.6)
Debt issuance costs and discount amortization                   (0.3)         (0.2)                (0.4)           (0.3)
Foreign exchange gain (loss)                                     0.1           ---                  0.1             ---
Other, net                                                      (0.1)         (0.3)                (0.1)           (0.3)
                                                                -----         -----                -----          ------
Income from continuing operations before income taxes            6.8           10.4                 2.5             4.9
Income tax (provision) benefit                                  (3.4)          (3.4)               (1.8)           (1.5)
                                                                -----         -----                -----           ----
Income from continuing operations                                3.4           7.0                  0.7             3.4
Discontinued operations                                          0.0           0.9                 (0.2)          (0.8)
                                                                -----         -----               -------        ------
Net Income                                                       3.4%          7.9%                 0.5%           2.6%
                                                                =====         =====                =====          =====

Three months ended April 30, 1997 vs. Three months ended April 30, 1996:

         Net sales for the three months ended April 30, 1997 ("fiscal 1997")

were $81,715, a decrease of $8,592, or 9.5% compared to the three months ended April 30, 1996 ("fiscal 1996"). The decrease is mainly attributable to decreases in sales volume for garden hose and specialty resins and to price decreases for PET; partially offset by increased sales volume in dip tubing, gaskets, medical tubing and

PVC compound and certain price increases. Garden hose sales were lower primarily due to late ordering by the Company's larger customers, partly as a result of unfavorable weather conditions.

         Gross profit for the three months ended April 30, 1997 was $19,533, a decrease of $3,585 (15.5%) compared to a gross profit of $23,118, for the three months ended April 30, 1996. Gross profit was adversely affected primarily by the decline in garden hose sales as well as the continuing affect of PET pricing. Accordingly, gross profit as a percentage of sales decreased from 25.6% to 23.9% for the same period.

         Selling, general and administrative expenses for the three months ended April 30, 1997 were $8,934, a $410 (4.8%) increase compared to the three months ended April 30, 1996. As a percentage of net sales, these expenses increased to 11.0% from 9.5% for the same period. The percentage increase is attributable to the quarterly decline in sales and an increase in warehousing costs as well as corporate administrative expenses.

         Operating income for the three months ended April 30, 1997 and 1996 were $10,253 and $14,290, respectively. The $4,037 decrease is primarily attributable to lower sales, resultant lower gross margins and higher selling, general and administrative expenses.

         Interest expense for the three month periods ended April 30, 1997 and 1996 were $4,432 and $4,459, respectively.

         The income tax provision for the three months ended April 30, 1997 is comprised of a foreign tax provision of $1,021 and a federal tax provision of $1,722, which is based on expected results for the full year. The income tax provision for the three months ended April 30, 1996 was comprised of a foreign income tax provision of $868 and a domestic federal income tax provision of $2,176 which was based on expected results for the full year.

         The Company had income from continuing operations for the three month period ended April 30, 1997 of $ 2,788 and income from continuing operations $6,344 for the three month period ended April 30, 1996.

         As mentioned above, included in the results of operations is the effect of the acquisition of the newly acquired recycling operations. For the three months ended April 30, 1997 and April 30, 1996, the results from the recycling operations were as follows:

         Sales for the periods were $4,335 and $6,459, respectively and represents a $2,124 decline. Gross profit was $930 for the three months ended

April 30, 1997 and $635 for the three months ended April 30, 1996. The decrease in sales was directly attributable to a sharp decline in PET prices. Selling, general and administrative expenses was $497 for the third quarter of fiscal 1997 as compared to $319 for the same period in fiscal 1996. Income (loss) from operations was $433 and $(20) for the third quarters of fiscal 1997 and 1996, respectively.

Nine months ended April 30, 1997 vs. Nine months ended April 30, 1996:

         Net sales for the nine months ended April 30, 1997 ("fiscal 1997") were $183,863, a decrease of $16,459, or 8.2% compared to the nine months ended April 30, 1996 ("fiscal 1996"). The decrease is mainly attributable to decreases in sales volume for garden hose and specialty resins and to price decreases for PET; partially offset by increased sales volume in dip tubing, gaskets, medical tubing and PVC compound and certain price increases. Garden hose sales were lower primarily due to late ordering by the Company's larger customers, partly as a result of unfavorable weather conditions affecting the garden hose business.

         Gross profit for the nine months ended April 30, 1997 was $43,466, a decrease of $3,443 (7.3%) compared to a gross profit of $46,909, for the nine months ended April 30, 1996. Gross profit was adversely affected by the decline in garden hose sales as well as the decline of PET.

         Selling, general and administrative expenses for the nine months ended April 30, 1997 were $24,121, a $2,519 (11.7%) increase compared to the nine months ended April 30, 1996. As a percentage of net sales, these expenses increased to 13.0% from 10.8% for the same period. This increase is due to the start-up of Colorite Europe Limited in Ireland, as well as a reversal of previously accrued expenses that impacted fiscal 1996.

         Operating income for the nine months ended April 30, 1997 and 1996 was $18,317 and $24,241, respectively. The $5,924 decrease is primarily attributable to lower sales, resultant lower gross margins and higher selling, general and administrative expenses. Weather conditions have continued to adversely affect the garden hose business.

         Interest expense for the nine month periods ended April 30, 1997 and 1996 was $13,021 and $13,255, respectively. This represents a $234 or 1.7% decrease.

         The income tax provision for the nine months ended April 30, 1997 is comprised of a foreign tax provision of $2,086 and a federal tax provision of $1,077, which is based on expected results for the full year. The income tax provision for the nine months ended April 30, 1996 was comprised of a foreign income tax provision of $1,932 and a domestic federal income tax provision of $1,176 which is based on expected results for the full year.

         The Company had income from continuing operations for the nine month period ended April 30, 1997 of $ 1,371 and income from continuing operations of

$6,751 for the nine month period ended April 30, 1996.

         The Company sold its Ozite manufacturing division in March of 1996. The $1,600 loss (net of applicable tax benefit of $824) for the nine months ended April 30, 1996 is reflected as discontinued operations for the period. This loss is comprised of a loss on the sale of certain assets and discontinued operations from Ozite of $909 (net of a federal tax benefit of $536) and a loss of $691 (net of a federal tax benefit of $288) for Ozite's operations for the nine months ended April 30, 1996.

         As mentioned above, included in the results of operations is the effect of the acquisition of the newly acquired recycling operations. For the nine months ended April 30, 1997 and April 30, 1996, the results from the recycling operations were as follows:

         Sales for the periods were $9,814 and $22,130, respectively and represents a $12,316 decline. Gross profit was $1,160 for the nine months ended April 30, 1997 and $3,063 for the nine months ended April 30, 1996. The decrease in sales and gross profit was directly attributable to a sharp decline in PET prices. Selling, general and administrative expenses was $1,050 for the first nine months of fiscal 1997 as compared to $997 for the same period in fiscal 1996. Income from operations was $110 and $1,300 for the first nine months of fiscal 1997 and 1996, respectively.

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

         The market for the Company's garden hose is seasonal, with sales peaking in the spring and summer seasons. The Company started fiscal 1996 with high levels of accounts receivable and inventory. With increased sales volume in garden hose during fiscal year 1996, the general growth of the Company's other markets, and lower raw material costs, the Company concluded fiscal 1996 with lower levels of inventory. For fiscal 1997, however, sales volume has been weaker than expected due to late ordering and unfavorable weather conditions. Consequently, this has resulted in a buildup of inventory from $32,992 at July 31, 1997 to $64,467 at April 30, 1997. Accompanying this inventory buildup was an increase in short term borrowings from $14,138 at July 31, 1997 to $46,115 at April 30, 1997.

         Cash and cash equivalents decreased $2,687 for the nine months ended April 30, 1997, compared to a $460 increase for the nine months ended April 30, 1996. The changes for these periods were attributable to the factors discussed below.

         For the nine months ended April 30, 1997, net cash used in operating activities was $27,722. The Company funded its operating activities (including building up of inventory of $31,998), disbursed $6,400 on capital improvements and $4,400 for the plastic recycling acquisition by borrowing an additional $31,977 under its Revolving Credit Facility.

         For the nine months ended April 30, 1996, net cash used in operating activities was $6,647. The Company funded operating activities (including building up of inventory of $4,703), disbursed $8,453 on capital improvements by borrowing an additional $10,497 under its Revolving Credit Facility.

         Working capital was $31,208 as of April 30, 1997 a decrease of $3,548 as compared to $34,756 at July 31, 1996. This decrease was primarily the result of higher short term borrowings ($46,115 compared to $14,138), higher accrued liabilities and interest, offset by higher accounts receivables and higher inventory $31,475.

         The Company's businesses are relatively stable and mature and do not generally require significant ongoing additions to plant and equipment. Capital expenditures for the nine month period ended April 30, 1997 and 1996 were $6,400 and $8,453 respectively. The Company acquired certain assets of PureTec's recycling business for $4,400 during the first quarter of fiscal 1997, effectively transferring this business to PST. In addition, capital expenditures have occurred in regard to the start-up of Colorite Europe Limited in Ireland.

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

         Construction is nearing completion on a new plant in Northern Ireland for the Company's Unichem division. For purposes of this new business venture, a new subsidiary has been formed, Colorite Europe Limited (a United Kingdom company). The anticipated total capital costs for the Company in connection with this new Unichem plant are approximately $6 million. The Company has received commitments for certain grants, subsidies and other inducements from government authorities in Northern Ireland. The Company plans to finance a large part of its capital costs of this new plant by using cash reserves (and possibly some additional borrowing from a commercial bank) at Action Belgium N.V.

Inflation


         Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. In fiscal 1997 the Company benefited domestically from declining raw material costs ( except for the significant decline in the PET prices). Foreign operations saw raw material costs continue to rise until they stablizied during the second quarter. Raw material costs have generally stablizied at this time. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.

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

                                     PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.

                                     Registrant

Date:    June 11, 1997               By:  s/ Thomas V. Gilboy
      -------------------                 -------------------------
                                            Thomas V. Gilboy
                                            Chief Financial Officer