Form 10-Q/A
period 1997-01-31
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1997-08-26
CIK 810628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                           Yes   X                   No

         As of August 13, 1997, there were 8,319,833 shares of common stock outstanding of which 323,985 of such shares were held by unaffiliated persons. The Company is not aware of the market value of the unaffiliated shares.

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


                           * * * * * * * * * * * *

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                            January 31,   July 31,
                                                                               1997         1996
                                                                             ---------    ---------
                                                                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ..........................................   $   1,496    $   6,098
      Accounts receivable, less allowance of  $632 and $1,280 as of
           January 31, 1997 and July 31, 1996, respectively ..............      36,899       42,291
      Inventories ........................................................      68,360       32,992
      Prepaid expenses and other current assets ..........................       2,742        2,591
      Deferred income taxes ..............................................         306          544
                                                                             ---------    ---------
TOTAL CURRENT ASSETS .....................................................     109,803       84,516
PROPERTY, PLANT AND EQUIPMENT, net .......................................      51,450       45,608
EXCESS OF COST OF INVESTMENT OVER NET ASSETS
      ACQUIRED, net ......................................................      41,241       41,921
OTHER ASSETS, net ........................................................       7,079        5,631
NOTES AND INTEREST RECEIVABLE FROM OFFICERS ..............................         393          388
                                                                             ---------    ---------
TOTAL ASSETS .............................................................   $ 209,966    $ 178,064
                                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Short term borrowings ..............................................   $  49,638    $  14,138
      Accounts payable ...................................................      21,583       20,432
      Other current liabilities ..........................................       6,497       11,268
      Accrued interest ...................................................       2,770        2,562
      Current portion of long-term debt ..................................         848        1,360
                                                                             ---------    ---------
      TOTAL CURRENT LIABILITIES ..........................................      81,336       49,760
                                                                             ---------    ---------

OTHER LONG-TERM LIABILITIES ..............................................       2,669        2,262
DEFERRED INCOME TAXES ....................................................       3,544        3,663
LONG-TERM DEBT ...........................................................     127,856      127,642
                                                                             ---------    ---------
TOTAL LIABILITIES ........................................................     215,405      183,327

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  DEFICIT:
      Common stock, par value $.01; 10,000,000 share authorized; 8,319,833 shares issued and outstanding, at January 31, 1997
           and  July 31, 1996, respectively ..............................          83           83
      Additional paid-in capital .........................................      15,758       13,132
      Accumulated deficit ................................................     (16,323)     (14,574)
      Receivable from majority stockholder-Ozite Corporation .............      (3,853)      (3,853)
      Receivable from officer, including accrued interest ................        (717)        (717)
      Cumulative foreign currency translation adjustment .................        (387)         666
                                                                             ---------    ---------
      NET STOCKHOLDERS' DEFICIT ..........................................      (5,439)      (5,263)
                                                                             ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..............................   $ 209,966    $ 178,064
                                                                             =========    =========

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                              Three Months Ended
                                                                                 January 31,
                                                                        ------------------------------
                                                                             1997            1996
                                                                             ----            ----
                                                                                 (Unaudited)
                                                                                         (As Restated)

NET SALES ...........................................................   $      52,111    $      56,576
                                                                        -------------    -------------
COSTS AND EXPENSES:
       Cost of goods sold ...........................................          39,184           43,508
       Selling, general and administrative ..........................           7,907            7,730
       Amortization of intangible assets ............................             353              384
                                                                        -------------    -------------
                                                                               47,444           51,622
                                                                        -------------    -------------
INCOME  FROM OPERATIONS .............................................           4,667            4,954
                                                                        -------------    -------------

OTHER EXPENSE (INCOME):
       Interest expense .............................................           4,514            4,647
       Debt issuance cost and discount amortization .................             248              193
       Foreign exchange (gain) loss .................................             (59)              38
       Other, net ...................................................              75              470
                                                                        -------------    -------------
                                                                                4,778            5,348
                                                                        -------------    -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES .................................................            (111)            (394)
       Provision (benefit) for income taxes .........................             173             (299)
                                                                        -------------    -------------
LOSS FROM CONTINUING OPERATIONS .....................................            (284)             (95)
                                                                        -------------    -------------

DISCONTINUED OPERATIONS:
       Loss from disposition of non-woven textiles operations (net of
          tax benefit of $213 in 1997) ..............................            (332)          (1,445)
       Loss from discontinued operations ............................            --               (773)
                                                                        -------------    -------------
                                                                                 (332)          (2,218)

NET LOSS ............................................................   $        (616)   $      (2,313)
                                                                        =============    =============



LOSS PER COMMON SHARE:
          Loss from continuing operations ...........................   $       (0.03)   $       (0.01)
          Loss from discontinued operations .........................   $       (0.05)           (0.27)
                                                                        =============    =============
       Net loss per common share ....................................   $       (0.08)   $       (0.28)
                                                                        =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING ...........................................       8,319,833        8,319,833
                                                                        =============    =============

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                               Six Months Ended
                                                                                  January 31,
                                                                        ------------------------------
                                                                            1997             1996
                                                                            ----             ----
                                                                                 (Unaudited)
                                                                                         (As Restated)

NET SALES ...........................................................   $     102,148    $     110,015
                                                                        -------------    -------------
COSTS AND EXPENSES:
       Cost of goods sold ...........................................          78,215           86,224
       Selling, general and administrative ..........................          15,187           13,078
       Amortization of intangible assets ............................             682              762
                                                                        -------------    -------------
                                                                               94,084          100,064
                                                                        -------------    -------------
INCOME  FROM OPERATIONS .............................................           8,064            9,951
                                                                        -------------    -------------

OTHER EXPENSE (INCOME):
       Interest expense .............................................           8,589            8,796
       Debt issuance cost and discount amortization .................             470              385
       Foreign exchange (gain) loss .................................             (53)              66
       Other, net ...................................................              55              233
                                                                        -------------    -------------
                                                                                9,061            9,480
                                                                        -------------    -------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES .................................................            (997)             471
       Provision  for income taxes ..................................             420               64
                                                                        -------------    -------------
(LOSS) INCOME FROM CONTINUING OPERATIONS ............................          (1,417)             407
                                                                        -------------    -------------

DISCONTINUED OPERATIONS:
       Loss from disposition of non-woven textiles operations (net of
          tax benefit of $213 in 1997) ..............................            (332)          (1,445)
       Loss from discontinued operations ............................            --               (979)
                                                                        -------------    -------------
                                                                                 (332)          (2,424)

NET LOSS ............................................................   $      (1,749)   $      (2,017)
                                                                        =============    =============



(LOSS) INCOME PER COMMON SHARE:
          (Loss) Income from continuing operations ..................   $       (0.17)   $        0.05
          Loss from discontinued operations .........................   $       (0.04)           (0.29)
                                                                        =============    =============
       Net loss per common share ....................................   $       (0.21)   $       (0.24)
                                                                        =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING ...........................................       8,319,833        8,319,833
                                                                        =============    =============

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                      Six Months Ended
                                                                                         January 31,
                                                                                   ------------------------
                                                                                      1997          1996
                                                                                   ----------    ----------
                                                                                          (Unaudited)
                                                                                                 (Restated)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................   $   (1,749)   $   (2,017)
    Adjustment for Recycling acquisition  (see Note 1 ) ........................          857        (1,320)
                                                                                   ----------    ----------
   Loss net of acquisition adjustment ..........................................         (892)       (3,337)
   Adjustment to reconcile net loss to net cash used in
     operating activities from continuing operations:

              Amortization .....................................................        1,152         1,073
              Depreciation .....................................................        3,067         2,834
              Deferred income taxes ............................................          (96)          (64)
             Gain on the sale of fixed assets ..................................           (9)         (301)
              Provision for losses on accounts receivable
                and other reserves .............................................         (647)          (21)
              Changes in assets and liabilities:
                (Increase) decrease in assets:

                            Accounts receivable ................................        6,005         2,971
                            Inventories ........................................      (35,414)      (17,053)
                            Prepaid expenses and other current assets ..........         (144)       (1,026)
                            Other assets .......................................       (1,633)          (53)
                            Notes and interest receivable from officers ........           (5)           (7)
                Increase (decrease) in liabilities:
                            Accounts payable, other current
                              liabilities and accrued interest .................       (3,362)       (3,735)
                            Other long-term liabilities ........................          552           141
                NET CASH USED IN OPERATING ACTIVITIES                              ----------    ----------
                     FROM CONTINUING OPERATIONS ................................      (31,426)      (18,578)
                                                                                   ----------    ----------

Adjustment for loss on disposition of discontinued operations ..................         --           1,445
                                                                                   ----------    ----------

                NET CASH PROVIDED BY OPERATING ACTIVITIES
                    FROM DISCONTINUED OPERATIONS ...............................         --           1,445
                                                                                   ----------    ----------

                NET CASH  USED IN OPERATING ACTIVITIES .........................      (31,426)      (17,133)
                                                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ........................................................       (3,851)       (4,616)
   Acquisition of Recycling operations .........................................       (4,400)         --
   Proceeds from sale of property and equipment ................................           19           848
                                                                                   ----------    ----------
               NET CASH USED IN INVESTING ACTIVITIES ...........................       (8,232)       (3,768)
                                                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing under revolving credit facility, net ................................       35,500        17,246
 Repayment of term loans .......................................................         (368)         (639)
 (Repayment of) financing under capital leases .................................           (9)          146
                                                                                   ----------    ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..................................       35,123        16,753
EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................          (67)          170
                                                                                   ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................       (4,602)       (3,978)
CASH AND CASH EQUIVALENTS, beginning of the year ...............................        6,098         4,741
                                                                                   ----------    ----------
CASH AND CASH EQUIVALENTS, end of year .........................................   $    1,496    $      763
                                                                                   ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest ....................................................................   $    8,857    $    8,655
                                                                                   ==========    ==========
   Income taxes ................................................................   $      592    $      652
                                                                                   ==========    ==========

Non-cash financing transaction:
            Capital contributed by PureTec related to recycling acquisition ....   $    1,769    $     --
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

Accordingly, operating results for the three and six months ended January 31, 1996 have been restated to reflect the above recycling acquisition:


                                                        Three Months    Six Months
                                                        ------------    ----------

          Net sales as originally reported              $     52,069    $   94,344
          Add Sales of recycling                               4,507        15,671
                                                        ------------    ----------
          Net sales as reported herein                  $     56,576    $  110,015
                                                        ============    ==========

          Loss from operations as originally reported   $       (578)     $ ( 913)
          Add recycling operating results                        483         1,320
                                                        ------------    ----------
          (Loss) Income from continuing operations as
                              reported herein           $        (95)   $      407
                                                        ============    ==========

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

3.   INVENTORIES


Inventories consist of the following:

                                                      January 31,    July 31,
                                                         1997          1996
                                                     ------------   ----------
                                                            (Unaudited)

     Raw materials & supplies                        $     18,143   $   14,552
     Recycled material                                        613         --
     Work-in-process                                        1,587        1,549
     Finished goods                                        48,017       16,891
                                                     ------------   ----------
                                                     $     68,360   $   32,992
                                                     ============   ==========

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

7. CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

          During the period ended April 30, 1997 the Company determined that a) the operating results of its recycling operation were omitted in the consolidated statement of operations for three and six months ended January 31, 1997 b) a domestic tax benefit excluded the effects of permanent differences and
c) a tax benefit relating to the discontinuance of its non-woven textile operations was not recognized in the financial statements filed in the January 31, 1997 Form 10Q.

          Accordingly, the Company has restated the consolidated balance sheet as of January 31, 1997, the consolidated statements of operations for the three and six month periods ended January 31, 1997 and the consolidated statement of cash flows for the six months ended January 31, 1997.

          The effects of these accounting adjustments on net income (loss) from continuing operations and net income (loss) as previously reported for the three and six month period ended January 31, 1997 is as follows:

                                                                   Three months ended       Six months ended
                                                                       January 31,            January 31,
                                                                  --------------------    --------------------
                                                                                   (Unaudited)
                                                                             Per Share               Per Share
                                                                             ---------               ---------

Income (loss) from continuing operations as originally reported   $   828    $     .10    $  (305)   $    (.04)
Adjustment for recycling operation and
   related tax adjustments                                         (1,112)        (.13)    (1,112)        (.13)
                                                                  -------    ---------    -------    ---------
Loss from continuing operations as reported herein                $  (284)   $    (.03)   $(1,417)   $    (.17)
                                                                  =======    =========    =======    =========


Net Income (loss) as originally  reported                         $   283    $     .03    $  (850)   $    (.10)
Adjustment for recycling operations and
  related tax adjustments                                            (899)        (.11)      (899)        (.11)
                                                                  -------    ---------    -------    ---------
Net loss as reported herein                                       $  (616)   $    (.08)   $(1,749)   $    (.21)
                                                                  =======    =========    =======    =========

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

         See pages 3 through 9.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the three and six month periods ended January 31, 1997 and 1996:


                                                                 Three Months Ended       Six Months Ended
                                                                     January 31,             January 31,

                                                                  1997         1996        1997       1996
                                                                --------     --------     ------     ------

Net sales                                                            100%         100%       100%       100%

Cost of goods sold                                                 (75.2)       (76.9)     (76.6)     (78.4)
                                                                --------     --------     ------     ------
Gross profit                                                        24.8         23.1       23.4       21.6

Selling, general and administrative expenses                       (15.1)       (13.7)     (14.8)     (11.9)

Amortization of intangible assets                                   (0.7)        (0.7)      (0.7)      (0.7)
                                                                --------     --------     ------     ------
Income from operations                                               9.0          8.8        7.9        9.0

Interest expense                                                    (8.7)        (8.2)      (8.4)      (8.0)

Debt issuance costs and discount amortization                       (0.5)        (0.3)      (0.5)      (0.3)

Foreign exchange (gain) loss                                         0.1         (0.1)       0.1       (0.1)

Other, net                                                          (0.1)        (0.8)      (0.1)       0.2
                                                                --------     --------     ------     ------

(Loss) income  from continuing operations before income taxes       (0.2)        (0.7)      (1.0)       0.4

Income tax (provision) benefit                                      (0.3)         0.5       (0.4)        --
                                                                --------     --------     ------     ------

(Loss) income from continuing operations                            (0.5)        (0.2)      (1.4)       0.4

Discontinued operations                                             (0.7)        (3.9)      (0.3)      (2.2)
                                                                --------     --------     ------     ------

Net loss                                                            (1.2)%       (4.1)%     (1.7)%     (1.8)%
                                                                ========     ========     ======     ======

Three months ended January 31, 1997 vs. Three months ended January 31, 1996:

          Net sales for the three months ended January 31, 1997 ("fiscal 1997") were $52,111, a decrease of $4,465, or 7.9% compared to the three months ended January 31, 1996 ("fiscal 1996"). The decrease was the result of lower sale prices for PET from the Company's plastic recycling operation and a decline in garden hose sales volume; partially offset by increased sales volume in dip tubing, gaskets, medical tubing and PVC compound and certain price increases. Garden hose sales were lower primarily due to late ordering by the Company's larger customers.

          Gross profit for the three months ended January 31, 1997 was $12,927, a decrease of $141 (1.1%) compared to a gross profit of $13,068, for the three months ended January 31, 1996. Gross profit was adversely affected by a sharp decline in PET prices and lower sales volume. Gross profit as a percentage of sales increased from 23.1% to 24.8% for the same period. The increase is principally attributable to lower raw material costs for most segments and improved manufacturing efficiencies. Gross profit was adversely affected by a sharp decline in PET prices and lower sales volume.

          Selling, general and administrative expenses for the three months ended January 31, 1997 were $7,907, a $177 (2.3%) increase compared to the three months ended January 31, 1996. As a percentage of net sales, these expenses increased to 15.2% from 13.7% for the same period. The percentage increase is attributable to the quarterly decline in sales and an increase in warehousing costs.

          Operating income for the three months ended January 31, 1997 and 1996 were $4,667 and $4,954, respectively. The $287 decrease is primarily attributable to lower sales, resultant lower gross margins and higher selling, general and administrative expenses.

          Interest expense for the three month periods ended January 31, 1997 and 1996 were $4,514 and $4,647, respectively.

          The income tax benefit for the three months ended January 31, 1997 is comprised of a foreign tax provision of $518 and a federal income tax benefit of $345 , which is based on expected results for the full year. The income tax provision for the three months ended January 31, 1996 was comprised of a foreign income tax provision of $501 partially offset by a domestic federal income tax benefit of $800 which was based on expected results for the full year.

          The Company had a loss from continuing operations for the three month period ended January 31, 1997 of $284 and loss from continuing operations $95 for the three month period ended January 31, 1996.

          The Company sold its Ozite manufacturing division in March of 1996. The $332 and $2,218 loss recorded by this operation for the three months ended January 31, 1997 and 1996 is reflected within discontinued operations for the period.

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

Six months ended January 31, 1997 vs. Six months ended January 31, 1996:

          Net sales for the six months ended January 31, 1997 ("fiscal 1997") were $102,148, a decrease of $7,867, or 7.2% compared to the six months ended January 31, 1996 ("fiscal 1996"). The decrease was the result of lower sale prices for PET from the Company's plastic recycling operation and a decline in garden hose sales volume; partially offset by increased sales volume in dip tubing, gaskets, medical tubing and PVC compound and certain price increases. Garden hose sales were lower primarily due to late ordering by the Company's larger customers.

          Gross profit for the six months ended January 31, 1997 was $23,933, an increase of $142 (0.6%) compared to a gross profit of $23,791, for the six months ended January 31, 1996. Gross profit was adversely affected by a sharp decline in PET prices and lower sales volume. Gross profit as a percentage of sales increased from 21.6% to 23.4% for the same period. The increase is principally attributable to lower raw material costs for most segments and improved manufacturing efficiencies.

          Selling, general and administrative expenses for the six months ended January 31, 1997 were $15,187, a $2,109 (16.2%) increase compared to the six months ended January 31, 1996. As a percentage of net sales, these expenses increased to 14.9% from 11.9% for the same period. The increase in the dollar amount of selling, general and administrative expenses is attributable to (i) the Company evaluated and reduced certain previously accrued expenses, including management compensation in the first quarter of fiscal 1996 (ii) an increase in warehousing costs. The increase as a percent of sales is due to the above noted items as well as the decline in sales.

          Operating income for the six months ended January 31, 1997 and 1996 was $8,064 and $9,951, respectively. The $1,887 decrease is primarily attributable to lower sales, resultant lower gross margins and higher selling, general and administrative expenses.

          Interest expense for the six month periods ended January 31, 1997 and 1996 was $8,589 and $8,796, respectively. This $207 or 2.4% decrease is primarily attributable to lower short term borrowings.

          The income tax provision for the six months ended January 31, 1997 is comprised of a foreign tax provision of $1,065 partially offset by a federal income tax benefit of $645, which is based on expected results for the full year. The income tax provision for the six months ended January 31, 1996 was comprised of a foreign income tax provision of $1,064 partially offset by a domestic federal income tax benefit of $1,000 which is based on expected results for the full year.

          The Company had a loss from continuing operations for the six month period ended January 31, 1997 of $ 1,417 and income from continuing operations of $407 for the six month period ended January 31, 1996.

          The Company sold its Ozite manufacturing division in March of 1996. The $332 and $2,424 loss recorded by this operation for the six months ended January 31, 1997 and 1996 is reflected within discontinued operations for the period.

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

          For the six months ended January 31, 1997, net cash used in operating activities was $31,426. The Company funded its operating activities (including building up of inventory of $35,414), repaid $377 of its outstanding debt, disbursed $3,851 on capital improvements and $4,400 for the plastic recycling acquisition by borrowing an additional $35,500 under its Revolving Credit Facility.

          For the six months ended January 31, 1996, net cash used in operating activities was $17,133. The Company funded operating activities (including building up of inventory of $17,053), repaid $639 of its outstanding debt, disbursed $4,616 on capital improvements by borrowing an additional $17,246 under its Revolving Credit Facility.

          Working capital was $28,467 as of January 31, 1997 a decrease of $6,289 as compared to July 31, 1996. This decrease was primarily the result of lower accounts receivable balance ($36,899 compared to $42,291) and higher short term borrowings and accrued interest, partially offset by higher inventory.

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

                                    PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                                    ------------------------------------------
                                    Registrant

Date:    August 13, 1997            By:   /s/ Thomas V. Gilboy
      ---------------------               ------------------------
                                           Thomas V. Gilboy
                                           Chief Financial Officer