Form 10-K
period 1997-07-31
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1997-11-13
CIK 810628

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K


(Mark One)

/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended July 31, 1997

                                          OR

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _____ to _____

                            Commission file number 34-11686

                      PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                (Exact name of registrant as specified in its charter)

                  Delaware                                   22-2515864
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)


65 Railroad Avenue, Ridgefield, New Jersey                     07657
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (201) 941-6550

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: N/A

The number of shares of common stock of the Registrant outstanding as of November 13, 1997 was 8,319,833 of which 323,985 of such shares were held by unaffiliated persons. The Company is not aware of the market value of the unaffiliated shares.

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

         Ozite merged with PureTec Corporation ("PureTec"), formerly Pure Tech International, Inc., at the close of business on July 31, 1995 (the "Merger"). As of July 31, 1997, PureTec, through its ownership of Ozite, owned approximately 96% of the outstanding common stock of PST.

         The Company discontinued the manufacturing of non-woven textile products and sold the related assets of this segment effective January 31, 1996. (See Note 15 to the Consolidated Financial Statements included in Item 8 to this Form 10-K).

          In September 1996, the Company acquired the recycling operations of PureTec, comprised of certain fixed assets, raw materials inventory and certain other assets for $4,400,000. The acquisition was accounted for at historical cost in a manner similar to the pooling-of-interests method of accounting as it was a transaction between entities under common control. As a result of the acquisition, the recycling business constitutes approximately 7% of PST's operations and product lines. (See Note 14 to the Consolidated Financial Statements included in Item 8 to this Form 10-K).

         As discussed in Note 16 to the Company's Financial Statements, on November 11, 1997 PureTec entered into a Merger Agreement with Tekni-Plex, Inc. ("Tekni-Plex"). Subject to the approval of a majority of the shareholders at a shareholders' meeting that PureTec will arrange, the Merger Agreement contemplates Tekni-Plex (i) purchasing all of PureTec's outstanding Common Stock for cash consideration of $3.50 per share, and (ii) assuming or refinancing all of PureTec's debt. The Merger Agreement and the Acquisition have been unanimously approved and recommended to PureTec shareholders for adoption by PureTec's Board of Directors.

Description of Business

         PST is a vertically integrated manufacturer of specialty plastic products. Many of these products are leaders in their niche markets. PST is a leading producer of garden hose, disposable medical tubing, and precision tubing and gaskets. The Company also produces plastic materials that are used in various specialized applications. For example, PST's Colorite Polymers group is the worldwide leader in medical-grade vinyl compounds. The Company is also a leader in plastic recycling, producing high-grade recycled polyethylene terephthalate ("PET") for packaging and fiber applications.

         The Company's operations consist of manufacturing categories, "Plastic Products," with approximately 60% of total sales; and "Plastic Materials," with approximately 40% of total sales. The Company's major product lines are listed below, with the manufacturing division names in parentheses:

       Plastic Products                                                      Plastic Materials
       ----------------                                                      -----------------
Garden Hose (Colorite Plastics)                            Medical-grade Vinyl Compounds (Colorite Polymers)

Medical Tubing (Plastron)                                  Vinyl Compounds (Cybertech Polymers)

Specialty Tubing & Gaskets (Action Technology;             Recycled Plastics (Pure Tech Plastics)
 American Gasket & Rubber)

         Each of these product lines has its own unique customer base, competitive environment, cost and pricing structures, business cycles, and related business strategies, as described in the following paragraphs.

Garden Hose

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

         Garden hose products are sold primarily to home centers, hardware cooperatives, food, automotive, drug and mass merchandising chains and catalog companies throughout the United States and Canada. Approximately 88% of sales are to Colorite Plastics' ten largest customers. The remaining sales are divided among approximately 350 smaller customer accounts. Colorite Plastics' ten largest customers include some of the fastest growing and most widely respected retail chains in North America. Colorite Plastics' market strategy is to provide a complete line of innovative, high-quality products along with superior customer service. Innovations have included the patented Colorite(R) Evenflow(R) design and the "drinking water safe" product lines.

         Products are sold directly through Colorite Plastics' salespeople and also through approximately 20 independent representatives. The division sells both private label and brand-name products to the retail market. Advertising is limited to trade journals and advertising allowances to retailers.

         Colorite Plastics manufactures vinyl garden hose by the plastic extrusion process. The primary raw materials are vinyl compounds and brass couplings that are produced by the Company, and nylon reinforcement fiber that is purchased from suppliers. The Colorite Plastics division typically sets prices for its garden hose products in advance of each season and, to the extent that raw material costs increase more than anticipated, the additional costs cannot be passed on during that season.

         The garden hose business is highly seasonal with approximately 75% of sales occurring in the second half of the Company's fiscal year. As a result of the need to build up inventories in anticipation of such second-half sales, the Company's working capital requirements have historically peaked in the second and third quarters of the Company's fiscal year. In addition, this seasonality has a significant impact on the Company's net income from quarter to quarter. Colorite Plastics historically operates the first two quarters of the fiscal year at a loss.

         In addition to its core garden hose business, Colorite Plastics has launched new products, such as a new line of irrigation products for the do-it-yourself markets. For example, in recent years the division has introduced an irrigator "soaker hose," composed of 65% recycled rubber, and the Auto-Moist(TM) line of drip irrigation and watering products. Colorite Plastics also manufactures specialty hose products such as air hose. Colorite Plastics, like other PST divisions, is also expanding to international markets. In 1996, it began serving the Canadian market with a new facility in Mississauga, Ontario.

Medical Tubing

         The Company's Plastron division has been a leader in disposable medical tubing for more than 40 years. Plastron's worldwide operation includes strategically located plants in California, Georgia, and several production lines at Action Technology Belgium that support sales to the medical industry. These facilities include "clean room" extrusion operations. Plastron specializes in high-quality, close tolerance tubing for various surgical procedures and related medical applications. These applications include intravenous therapy, hemodialysis therapy, cardio-vascular procedures such as coronary bypass surgery, suction and aspiration products, and urinary drainage and catheter products.

         The Company believes that its Plastron division is a leading producer of medical tubing, with approximately 25% of the worldwide, non-captive market. There are four other principal competitors serving the medical tubing market.

         Medical tubing is sold primarily to a small number of manufacturers of medical devices. Approximately 50% of sales are to Plastron's five largest customers. Products are sold directly through Plastron's salespeople. Advertising is limited to trade journals and trade shows.

         Plastron manufactures medical tubing by the plastic extrusion process. The primary raw materials are proprietary vinyl compounds, which are produced by Plastron and certain other plastic materials, which are purchased from a select number of suppliers. Raw material price increases generally can be passed on to customers after a delay of two or three months, although competitive pressures sometimes prevent price increases.

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

Specialty Tubing & Gaskets

         PST's specialty tubing and gasket product line consists of (i) extruded plastic tubing, sold primarily to manufacturers of aerosol valves, dispenser pumps, and writing instruments; (ii) rubber and thermoplastic gaskets for the aerosol and dispenser pump markets; and (iii) consumer products, chiefly consisting of swimming pool and other corrugated hose. These products are manufactured primarily by the Company's Action Technology ("Action") division, which includes the American Gasket and Rubber Company ("AGR"), Plastron, and Action - Europe.

         Most of Action's products are manufactured by the plastic extrusion process and are sold throughout the United States, Europe, and selected worldwide markets. Action is the largest tubing extruder in North America. Writing instrument products include pen barrels and ink tubing as well as ink reservoirs for felt-tip pens. Action's sales to the dispenser industry are comprised of dip tubes which transmit the contents of a dispenser can to the nozzle, and plastic and rubber gaskets and seals used in the manufacture of dispenser valves and pumps. These products are manufactured to very precise tolerances, according to the specifications developed by Action and its customers for specific applications. Other OEM (Original Equipment Manufacturer) sales include corrugated hose to manufacturers of floor care products, and various types of hoses and tubing for other industrial applications. Action also manufactures consumer products which are primarily sold to retail merchandisers, including swimming pool and spa hose.

         Action's principal competitive pressure is the possibility of internal production by its customers. The Company believes Action's products compete successfully based on product quality, prompt delivery, technical service and price. Action believes that its ability to produce high volumes of products to exact specifications has been a key to its success in the marketplace and the longevity of its customer relationships.

         Each Action facility is strategically located to supply multi-national customers on a timely basis. In the United States, Action maintains plants in New Jersey and Illinois. AGR's facilities are in Illinois, and Action's Plastron subsidiary operates in California and Georgia. Action's European plants, in Belgium and Italy, serve the European, Asian, and African markets with products similar to those manufactured in the United States.

         Action's OEM sales are conducted by technically trained full-time employees who coordinate marketing activities directly with the managers of each plant. Action also uses independent representatives to sell its pool hose products. In addition, Action manufactures and markets pool hose nationwide under a joint agreement with Haviland Consumer Products. This agreement utilizes the technology and marketing strengths of both companies in their effort to build a leadership position in the market for pool hose.

         The raw materials for all of Action's products (primarily polyethylene and polypropylene) are purchased from a number of different suppliers. Some PVC compounds are purchased by Action from other PST and PureTec divisions. The Action division has generally been able to pass through increases in raw material costs to its customers pursuant to multi-year contracts and other agreements.

Medical-grade Vinyl Compounds

         The Company believes that its Colorite Polymers division is the world's largest producer of high-quality vinyl compounds for use in the medical industry. Medical-grade compounds are sold primarily under the "Unichem Products" brand. These compounds are sold to leading manufacturers of medical devices and equipment. They are also sold to producers of tubing and closures for the food and beverage industry and used in a variety of food contact applications.

         The market for medical-grade vinyl compounds is highly specialized, with two significant competitors. For more than 30 years, Colorite Polymers has been supplying these specialized vinyl compounds for FDA-regulated applications. The Company believes it competes effectively based on product quality and performance and prompt delivery, and that price is a secondary consideration for its customers. Colorite Polymers' chemists work closely with customers to develop compounds that address their specific requirements. Through this custom work, the Company has introduced a number of breakthroughs to the medical device industry by developing formulations with unique physical characteristics. For example, Colorite Polymers has recently developed a new family of flexible vinyl compounds designed to replace silicone rubber in a variety of medical and commercial applications.


         Medical-grade compounds are produced in the Company's Ridgefield, New Jersey; Sparks, Nevada; and Belfast, Northern Ireland facilities, which is in a start-up phase. The Company sells these compounds in worldwide markets. Approximately 25% of external sales are to Colorite Polymers' five largest customers. Products are sold directly through the Company's salespeople. Advertising is limited to trade journals and trade shows.

         Colorite Polymers purchases raw materials for its compounding operation (vinyl resins, plasticizers and stabilizers) from several sources. The Company in the past has generally been able to pass on raw materials price increases for Unichem Products on a relatively timely basis.

Vinyl Compounds

         The Cybertech Polymers division produces a variety of specialized and general purpose vinyl compounds. Approximately 70% of Cybertech Polymers' outside sales are to manufacturers of wire and cable, with the remaining outside sales going to the footwear, general purpose extrusion and molding markets. Cybertech Polymers compounds are sold throughout the United States by an internal sales force and eight independent representatives. Approximately 50% of Cybertech Polymers' overall production is used internally by PST's Colorite Plastics division in the manufacture of garden hose.

         The markets for Cybertech Polymers vinyl compounds are highly fragmented, and neither the Company nor any competitor has a controlling share. The Company believes it competes effectively based on product quality, performance and prompt delivery, and price.

         Cybertech Polymers purchases raw materials from several sources and also manufactures them internally. This division also recycles scrap vinyl. Cybertech Polymers in the past generally has been able to pass on raw materials price increases to customers on a relatively timely basis.

Recycled Plastics

         PST believes that its Pure Tech Plastics division is the leading supplier of high-quality recycled PET for reuse in bottle-grade and sheet applications. The division has developed proprietary processes for cleaning, sorting, and recycling post-consumer plastic bottles into clean PET flakes or pellets. This technology has been optimized to produce extremely high quality recycled PET, suitable for reuse in new bottles. The technology continues to be refined by Company engineers, and has been licensed to other companies in a number of countries, including Taiwan, South Korea, Canada, and Japan.

         Raw materials used by the Pure Tech Plastics division consist mostly of post-consumer soft drink bottles. This raw material is purchased from various suppliers who obtain bottles in states with "deposit laws," or who conduct curb-side pickup operations. Pure Tech Plastics competes with other recycling facilities both to obtain materials for recycling and to sell recycled materials to manufacturers. Competition for supplies of recyclable material is based upon price and promptness of service in collecting or accepting material. Competition for sales of recycled material is based on price and consistency of quality.

         Prices for recycled PET have been volatile in recent years, causing wide swings in the division's revenues and earnings. To reduce the impact of this volatility, the Company has restructured its recycling operations and linked supply contracts to the market price of recycled PET. This has resulted in a more consistent spread between the cost of bottles and the price of recycled PET, providing the Company with an opportunity to increase earnings by reducing processing costs. This strategy is being followed with the planned opening of a new state-of-the-art recycling facility in Huntington, West Virginia in early 1998. The Huntington plant is expected to reduce processing costs per pound.

Patents and Trademarks

         The Company seeks to protect its proprietary know-how through the application of patent and trademark laws. However, in the opinion of management, none of its patents or trademarks is material to its operations.

Research and Development

         The Company employs certain professionals who, along with other responsibilities, are engaged in research relating to the development of new products and to the improvement of existing products. The Company works closely with certain clients to develop and improve certain products and product lines. For the years ended July 31, 1997, 1996, and 1995, $635,000, $642,000 and
$877,000, respectively, were expended on research and development activities.

Employees

         As of July 31, 1997, the Company employed approximately 1,750 full-time employees, of which approximately 1,500 were employed in the United States and the balance in Europe and Canada. Certain employees at facilities in Ridgefield and Rockaway, New Jersey are represented by the International Brotherhood of Teamsters, under contracts that expire August 1, 2000. These contracts were successfully renegotiated in 1997. Certain employees in East Farmingdale, New York are represented by the Waste Material Sorters, Trimmers & Handlers Union, under a contract that expires on April 30, 1998. Approximately 43% of all employees are members of unions including a majority of the European and Canadian employees. The Company believes that employee relations at all of its manufacturing facilities are good, and it has not experienced any work stoppage since its formation.

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

                                                                                        Approximate
Location                                    Function                                    Square Feet
--------                                    --------                                    -----------
Ridgefield, New Jersey (1)          Corporate Headquarters                                    9,900

Tonawanda, New York (1)             Manufactures brass couplings                             31,000

Piscataway, New Jersey (3)          Manufactures general purpose vinyl                      150,000
                                    compounds

Ridgefield, New Jersey              Manufactures garden hose and                            328,000
                                    medical-grade vinyl compounds

                                      6

Ridgefield, New Jersey (3)          Warehouse                                                70,000

Sparks, Nevada (3)                  Manufactures garden hose and                            250,000
                                    vinyl compounds

Waco, Texas                         Manufactures garden hose                                104,600

McKenzie, Tennessee (2)             Manufactures porous pipe                                 20,000

Mississauga, Ontario (4)            Manufactures garden hose                                150,000

City of Industry,                   Manufactures medical tubing                             110,000
California (5)                      and other specialty tubing

Clinton, Illinois                   Manufactures dip tubes,                                  62,500

                                    writing instrument products
                                    and corrugated hose

Dalton, Georgia                     Manufactures medical tubing                              40,000
                                    and other specialty tubing

Erembodegem                         Manufactures medical tubing                              88,200
(Aalst),Belgium                     and other specialty tubing

Milan (Gaggiano), Italy (6)         Manufactures rubber compounds                            15,000

Milan (Gaggiano), Italy             Manufactures dispenser gaskets                           25,800
                                    and rubber injection-molded parts

Milan (Gaggiano), Italy  (3)        Manufactures specialty tubing
                                    and related products                                     24,000

Rockaway, New Jersey                Manufactures specialty tubing and
                                    related products                                         98,600

Schiller Park, Illinois             Manufactures rubber compounds                            20,000

Schaumburg, Illinois (7)            Manufactures dispenser gasket                            58,000

Flint, Michigan (8)                 PET recycling plant (grinding only)                      42,500

Howell, Michigan                    PET recycling plant (grinding only)                      18,400

Livonia, Michigan (5)               PET recycling plant                                      60,000

East Farmingdale, New York (1)      PET recycling plant                                      49,000

Auburn, Maine (5)                   Plastics and aluminum baling operation                   22,000

Lawrence Twp., New Jersey (10)      PET recycling plant (inactive)                           80,000

Belfast, Ireland (9)                Manufactures medical compound                            45,000

Huntington, West Virginia           PET recycling plant                                 Under construction

----------------------------
(Years relate to calendar years)
(1)   Lease expires in 2001.
(2)   Lease terms are on a month-to-month basis.
(3)   Lease expires in 2002.
(4)   Lease expires in 2005.
(5)   Lease expires in 1999.
(6) Lease expires in 2000, with an option to renew for another six year period.

(7)   Lease expires in 2020.
(8)   Lease expires in 1998.
(9)   Lease expires February, 2017
(10)  Lease expires June, 1998

----------------------------

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

         On February 18, 1993, the Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary (now dormant) was served with a third party complaint in the matter of United States v. Davis ("Davis"). In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island. Ware Chemical was owned by Dart Industries (now Kraft, Inc.) during the time in question (1975 -
1977), and Kraft has agreed to assume all responsibility.

         In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $1,979,000 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $843,000 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

         In May 1992, PST and all of its directors (as of 1988), as well as K and B Liquidating Corp. (a former subsidiary of PST which is being liquidated) were named in two lawsuits filed in the Minnesota state courts. The plaintiffs are Douglass Hutchinson (since deceased) and James Czaja, both of whom were former employees of a former subsidiary of PST, Circuit Chemistry Manufacturing Corp. ("Circuit Chemistry"). The suits alleged several causes of action, all of which center upon a claim that PST and/or other defendants did not adequately disclose sufficient information to the plaintiffs in connection with the acquisition from the plaintiffs by PST of their 20% equity interest in Circuit Chemistry, and the termination of their employment agreements. Subsequent to July 31, 1997, the cases brought by Czaja and Hutchinson have been settled by PST. Previously, management had expected these cases to be litigated, and management had expected that PST would win these cases. During fiscal 1997, PST filed for a summary judgement to dismiss all claims from Czaja and Hutchinson. This summary judgement motion was denied by the court. In light of the growing costs of litigation, and the remaining uncertainty of the outcome of a trial, management elected to settle these cases. The impact of the settlement of these cases is reflected in the Company's net loss from discontinued operations for the year ended July 31, 1997, as PST had previously reported Circuit Chemistry as a discontinued operation as of 1989. Total settlement payments to the plaintiffs in connection with this settlement are $1,725,000 which are accrued for at July 31, 1997.

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

         In the current year, litigation relating to Ozite Manufacturing (which was a subsidiary of PST) with MDC Wallcoverings and Ashley Alsip was settled. (See Note 15 "Discontinued Operations").


Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter ended July 31, 1997, there were no matters submitted to a vote of security holders.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Common Equity

         As of July 31, 1997, approximately 96% of the common stock, par value $.01 per share, of the Company was owned by PureTec Corporation, through its ownership of Ozite. This ownership increased approximately 13% during 1997 as the result of a private placement offer. There are no established public trading markets for the common stock of the Company.

Dividend Restrictions

         On November 8, 1993, PST issued $125,000,000 principal amount of 11-1/2% Senior Secured Notes due 2003 (the "Senior Secured Notes"). The terms of the bond indenture governing the Senior Secured Notes limit the amount of dividends that PST is permitted to pay up to the sum of 50% of the cumulative consolidated net income since November 8, 1993, plus 100% of certain net proceeds received by PST from the sale of capital stock, contributions to capital and the aggregate net proceeds of any indebtedness converted into capital stock. However, PST's ability to pay dividends is restricted by the Restated Agreement with the CLC, described below. PST is, however, permitted under the indenture to (i) declare and pay dividends of up to $6,000,000 on its outstanding common stock from the proceeds received by it from the sale of the Senior Secured Notes; (ii) distribute the $5,000,000 13-1/2% subordinated note of Bagcraft Corporation of America ("Bagcraft") issued to PST and the 50,000 shares of 13-1/2% cumulative redeemable preferred stock of Bagcraft held of record by PST (collectively, the "Bagcraft Investment"), or payments thereon or proceeds therefrom, if any, received by PST, and (iii) distribute the 772,000 shares of Artra Group, Inc. ("Artra") which

PST holds ("Artra Common Shares").

         The Amended and Restated Senior Loan Agreement (the "Restated Agreement") dated as of November 8, 1993 between PST and a Commercial Lending Company ("CLC") further prohibits PST's payment of dividends or distribution in respect of its common stock or its purchase or retirement of any shares of its common stock except for (i) the distribution of the Bagcraft Investment, or payments thereon or proceeds therefrom, if any, received by PST, (ii) the payment of dividends of up to $6,000,000 from the proceeds received by PST from the sale of the Senior Secured Notes, (iii) certain tax-sharing payments for actual tax liabilities, and (iv) $300,000 per fiscal year to the extent required to pay certain fees and expenses.

         In connection with the Merger, on July 13, 1995 PST declared a dividend of the 772,000 Artra Common Shares and 3,675 shares of BCA preferred stock to all stockholders of record as of July 31, 1995. Based on this declaration, 638,444 shares of Artra common stock and 3,040.23 shares of BCA preferred stock have been transferred to Ozite. The Company is in the process of transferring 133,556 shares of Artra common stock and 635.77 shares of BCA preferred stock to minority stockholders that existed at the date of the declaration.

Item 6.  Selected Financial Data

         (Dollars in thousands, except per share data)

         The following table presents selected consolidated financial data of the Company and its subsidiaries as of and for the years ended July 31, 1997, 1996, 1995, 1994 and 1993 and is derived from the Company's audited consolidated financial statements. The Income Statement data for 1997 and 1996 has been restated to include the recycling operations which was acquired in the current year. Periods prior to 1996 have not been restated, as PST and the recycling operations were not entities under common control during those periods. All information contained herein should be read in conjunction with "Item 7. Management's Discussion and Analysis of financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included in
Item 8 to this Form 10-K.

                                                                    Year Ended July 31,
                                             ------------------------------------------------------------------
Income Statement Data (for the
fiscal year ended):                             1997         1996 (6)       1995          1994          1993
                                             ----------    ----------    ----------    ----------    ----------
Net Sales................................... $269,611      $286,220      $221,190      $190,524      $169,521

Income (loss) from continuing
   operations before extraordinary
   item and cumulative effect of
   accounting change........................    4,133         3,920         1,196         4,513        (6,950)
Discontinued operations, net of
   income taxes(1)..........................   (1,627)       (2,126)       (1,294)           92          (734)
Extraordinary item(2).......................      ---           ---           ---        (4,275)          ---
Cumulative effect of accounting
   change(3)................................      ---           ---           ---         1,110           ---

                                             ----------    ----------    ----------    ----------    ----------
Net income(loss)............................ $  2,506      $  1,794      $    (98)     $  1,440      $ (7,684)
                                             ==========    ==========    ==========    ==========    ==========
Earnings per share data (4):
Income (loss) from continuing
   operations............................... $    .50      $    .48      $    .14      $    .59      $  (1.00)
                                             ==========    ==========    ==========    ==========    ==========
Discontinued operations                      $   (.20)     $   (.26)     $   (.15)     $    .01      $   (.11)
                                             ==========    ==========    ==========    ==========    ==========
Net income(loss)............................ $    .30      $    .22      $   (.01)     $    .19      $  (1.11)
                                             ==========    ==========    ==========    ==========    ==========

Balance Sheet Data (as of end of
period):

Total assets................................ $218,545      $178,664      $182,292      $160,550      $141,531
Working capital.............................   31,613        35,327        26,567        26,981         8,326
Long-term debt (5)..........................  134,196       127,642       125,741       126,739        93,907
Cash dividends declared per
 common share............................... $    ---      $    ---      $    ---      $   1.37      $    ---

----------------------------
(1) The discontinued operations relate primarily to Ozite Manufacturing and Circuit Chemistry (See Note 15 to the Consolidated Financial
         Statements included in Item 8 to this Form 10-K).

(2) Extraordinary item, net of income taxes, represents a loss from the early extinguishment of long-term debt.

(3) The cumulative effect of accounting change is a $1,110 gain on the adoption of the Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes", which was adopted by the Company effective August 1, 1993.

(4) Income (loss) per common and common equivalent share is computed based upon the weighted average number of common shares and common share equivalents outstanding during the period. The calculation does not give effect to the conversion of warrants to purchase common stock when such securities have an antidilutive effect. All outstanding warrants were converted into common stock or expired in the year ended July 31, 1994. The weighted average number of common shares and common equivalent shares used in the calculation was 8,319,833 for the years ended July 31, 1997, 1996 and 1995; 7,612,857 for the year ended July 31, 1994; and 6,918,784 for the year ended July 31, 1993.

(5) Excludes current maturities of long-term debt of $1,249, $1,360, $1,271, $1,098, and $3,487 as of July 31, 1997, 1996, 1995, 1994, and

         1993, respectively.

(6)      Restated to reflect recycling operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

Results of Operations

         The following table sets forth the percentages of net sales of the Company represented by the components of income and expense for the fiscal years ended July 31, 1997, 1996 and 1995:

                                                                         Year Ended July 31,
                                                           ------------------------------------------
                                                              1997              1996             1995
Net sales..............................................       100%              100%             100%
Cost of goods sold.....................................      (76.5)            (77.8)           (77.3)
Gross profit...........................................       23.5              22.2             22.7
Selling, general and administrative expenses...........      (12.4)            (11.5)           (12.2)
Research and development...............................       (0.2)             (0.2)            (0.4)
Write off of goodwill and obsolete facilities..........        --                --               --
Amortization of intangibles............................       (0.5)             (0.5)            (0.6)
                                                              -----             -----            -----

Income from Operations.................................       10.4              10.0              9.5

Interest expense.......................................       (6.4)             (6.2)            (7.7)
Debt issuance cost and discount amortization...........       (0.4)             (0.3)            (0.3)
Foreign exchange gain..................................        0.1               --              (0.1)
Other, net.............................................       (0.2)             (0.2)            (0.1)
                                                              -----             -----            -----
Income from continuing operations
    before income taxes                                        3.5               3.3              1.3
Provision for income taxes.............................       (2.0)             (1.9)            (0.8)
                                                              -----             -----            -----
Income from continuing operations......................        1.5               1.4             (0.5)
Discontinued operations................................       (0.6)             (0.8)            (0.5)
                                                              -----             -----            -----

Net income.............................................        0.9%              0.6%            (0.0)%
                                                              =====             =====            ======

Fiscal year ended July 31, 1997 vs. fiscal year ended July 31, 1996.

         Net sales for the year ended July 31, 1997 ("fiscal 1997") were $269,611, a decrease of $16,609 or 5.8% compared to the year ended July 31, 1996 ("fiscal 1996"). Domestic plastic products sales decreased $3,269 or 2.1% from $152,352 to $149,083 in 1997. This decrease represents volume shortfalls for garden hose partially offset by increased volume of gaskets and medical and dip tubing. Foreign plastic product's sales of $35,300 increased $1,142, or 3.3%. This increase represents volume growth in both medical tubing and rubber and plastic gaskets. Plastic materials had sales of $108,357, an increase of $6,670 or 6.6%. This increase represents volume growth in medical-grade compound, as well as increased volume used internally by the plastic products segment. Recycling sales were $18,665 which represents a decrease of $14,194 or 43%. This decrease is a result of price decreases for recycled PET, which in recent years has been quite volatile.

         Gross profit for fiscal 1997 was $63,268, a decrease of $400 (0.6%) compared to $63,668 for fiscal 1996. Gross profit as a percentage of net sales was 23.5% and 22.2% for 1997 and 1996, respectively. Domestic plastic products has gross margins of $38,061 for fiscal 1997 a decrease of $846 or 2.2% compared to 1996. This decrease is a result of volume shortfall for garden hose partially offset by increased volume of gaskets and medical and dip tubing. Foreign plastic products had gross margins of $11,501 an increase of $1,254 or 12.2% compared to 1996. This is a result of increased volume and reduced operating costs. Plastic materials has a gross margin of $12,210 which represents a decrease of $431 or 3.4%. This decrease represents start-up costs associated with Colorite Europe Limited, partially offset by volume growth in medical-grade compounds. Recycling's gross margin of $1,528 represents a decrease of $206 or 12% compared to 1996. This is a direct result of price decreases for recycled PET.

         Selling, general and administrative expenses for fiscal 1997 were $33,272, a $181 (3.5%) increase compared to fiscal 1996. As a percentage of net sales, these expenses increased to 12.4% in fiscal 1997 from 11.5% in fiscal 1996. This increase is largely due to the start-up of Colorite Europe Limited in Ireland and an increase in professional fees on a corporate basis which was partially offset by reduced selling commissions for garden hose.

         Operating income for fiscal 1997 and 1996 was $27,989 (10.4% of net sales) and $28,524 (10.0% of net sales), respectively. Domestic plastic products had operating income of $21,822 for fiscal 1997 which represents a $359 increase or 1.7%. This increase is a result of increased volume of gaskets and medical and dip tubing partially offset by reduced volume for garden hose. Foreign plastic products had operating income of $8,276 for fiscal 1997 which is an increase of $1,179 or 17% as compared to fiscal 1996. This increase is a result of improved volume in both medical tubing and rubber and plastic gaskets. Plastic material products had operating income of $4,350 for fiscal 1997, a decrease of $1,806 or 29% compared to 1996. The decrease is a result of start-up costs at Colorite Europe Limited partially offset by volume growth in medical-grade compounds. Recycling's operating loss of $73 represents an improvement of $805 from the fiscal 1996 loss of $878. This improvement is due to the decrease in costs and the stability of PET prices during the second half of fiscal 1997.


         Interest expense for fiscal 1997 and 1996 was $17,152 and $17,739 respectively, which represents a $587 (3.3%) decrease. This decrease is a result of more favorable borrowing rates obtained from the Company's primary lender.

         The income tax provision for the year ended 1997 is comprised of a $1,462 current federal tax provision, a $777 deferred federal tax provision, a $2,975 foreign tax provision and a $150 current state tax provision. The income tax provision for the year ended July 31, 1996 is comprised of a $2,933 deferred federal tax provision, a $2,349 foreign tax provision and a $300 current state tax provision. The income tax provision in fiscal 1996 differs from the income tax provision calculated at the statutory rate primarily due to the difference between the U.S. statutory rate and foreign income tax rates, amortization of goodwill and losses not currently deductible.

         The Company generated net income from continuing operations of $4,133 for fiscal 1997 compared to $3,920 in fiscal 1996. The decrease is primarily attributed to lower net sales, resultant lower gross margins and higher selling, general and administrative costs as a result of the start-up at Colorite Europe Limited.

         The Company sold its Ozite Manufacturing division (a subsidiary of PST) in March of 1996. The Company recognized a loss on the sale of its Ozite Manufacturing operations in fiscal 1997 and 1996. This loss amounted to $414 and $1,479( net of a $258 and $762 tax benefit, respectively). The loss on disposal in 1997 was due to settlement of litigation which were higher than originally anticipated. Losses from these operations amounted to $647 in fiscal 1996 net of an applicable income tax benefit of $332. In addition, in July 1997 the Company settled a legal settlement in regard to Circuit Chemistry, a previously reported discontinued operation. This settlement of $1,213 (net of a tax benefit of $775) was included within discontinued operations for fiscal 1997.

Fiscal year ended July 31, 1996 vs. fiscal year ended July 31, 1995.

         Net sales for the year ended July 31, 1996 ("fiscal 1996") were $286,220 an increase of $65,030 or 29.4% compared to the year ended July 31, 1995 ("fiscal 1995").

         In the domestic plastic products segment, net sales for fiscal 1996 increased by $22,137 (17%) to $152,352 from $130,215 for fiscal 1995. The majority of the increase was a result of increased sales volume in garden hose, dip tubing and medical tubing, and certain price increases. Approximately 85% of the increase in net sales for the domestic plastic product segment is attributable to sales volume with the remainder due to price increases. The domestic plastics segment accounted for 53% of the Company's gross sales for fiscal 1996 compared to 52% for fiscal 1995.


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

         In the plastic materials segment, net sales for fiscal 1996 increased by $13,022 (14%) to $101,687 from $88,665 for fiscal 1995. The majority of the increase was a result of increased sales volume in PVC compound and certain price increases. The increase in net external sales for the plastic material segment is comprised of an increase in sales volume of approximately $5,000 and price increases for the remainder. The plastic material segment accounted for 39% and 35% of the Company's gross sales for fiscal 1996 and 1995, respectively. The plastic materials segment provides PVC compound to the domestic plastics product segment. Transfers are made at raw material cost plus a value added factor for labor and overhead. For fiscal year 1996, the plastic materials segment transferred approximately $32,000. This was approximately 28% greater than fiscal 1995 which was approximately $25,000. Recycling sales were $32,859 for 1996 which reflects the acquisition of the recycling operations in 1996 (See
Item 6).

         Gross profit for fiscal 1996 was $63,668, an increase of $13,672 (27%) compared to $49,996 for fiscal 1995. Gross profit as a percentage of net sales decreased to 22.2% from 22.7% for the same periods. Timing differences in the Company's ability to pass through higher raw material costs during fiscal 1995 positively affected gross profit in fiscal 1996 as raw material costs declined. The Company's domestic operation were most positively affected by the raw material price decreases in fiscal 1996.

         Selling, general and administrative expenses for fiscal 1996 were $33,091, a $6,418 (24.1%) increase compared to fiscal 1995. As a percentage of net sales, these expenses remained constant at approximately 12% in fiscal 1996 and 1995. The increase in selling, general and administrative expenses was primarily attributable to increased sales volume.

         Operating income for fiscal 1996 and 1995 was $28,524 (10.0% of net sales) and $21,082 (9.5% of net sales), respectively. This $7,442 (22%) increase was primarily attributable to increased sales volume, lower raw material costs and improved manufacturing efficiencies.

         Operating income in the domestic plastic product segment increased $6,417 (43%) for fiscal 1996 to $21,463 from $15,046 for fiscal 1995. Operating income as a percentage of net sales within the domestic plastic product segment increased to 14% for fiscal 1996 from 12% for fiscal 1995. The increase in operating income was primarily attributable to increased sales volume, lower raw material costs and improved manufacturing efficiencies.

         Operating income in the European plastic product segment decreased $1,276 (15%) for fiscal 1996 to $7,097 from $8,373 for fiscal 1995. The decrease in operating income was primarily a result of decrease sales volume, and slight increases in raw material costs, partially offset by an increase in prices.


         Operating income in the domestic plastic material segment increased $3,535 (135%) for fiscal 1996 to $6,156 from $2,621 for fiscal 1995. Operating income as a percentage of net sales within the domestic plastic materials segment increased to 6% for fiscal 1996 from 3% for fiscal 1995. The increase in operating income was primarily attributable to increased sales volume and increased manufacturing efficiencies partially offset by higher selling and administration expenses. Recycling had an operating loss of $878 in fiscal 1996 reflecting the acquisition of the recycling operations in 1996 (See Item 6).

         Interest expense for fiscal 1996 and 1995 was $17,739 and $17,033 respectively. This $706 (4.1%) increase was primarily attributable to increased borrowing for European operations, partially offset by lower average short-term borrowings.

         The income tax provision for the year ended July 31, 1996 is comprised of a $2,933 deferred federal tax provision, a $2,349 foreign tax provision and a $300 current state tax provision. For the year ended July 31, 1995 the tax provision is comprised of a domestic federal and state benefit of $900 and a foreign current and deferred tax provision of $2,707. The income tax provision in fiscal 1996 differs from the income tax provision calculated at the statutory rate due to the use of net operating loss carryforwards, the difference between the U.S. statutory rate and foreign income tax rates, state income taxes, amortization of goodwill and other non-deductible benefits. The income tax provision in fiscal 1995 differs from the income tax provision calculated at the statutory rate due to amortization of goodwill and other non-deductible benefits and the difference between the U. S. statutory rate and foreign income tax rates.

         The Company generated net income from continuing operations of $3,920 for fiscal 1996 compared to $1,196 in fiscal 1995. The increase is primarily attributed to increased sales volume.

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

         The market for the Company's garden hose is seasonal, with sales peaking in the spring and summer seasons. The Company started fiscal 1997 with high levels of accounts receivable and inventory. With increased sales volume in garden hose during the fourth quarter of fiscal year 1997 and the general growth in the Company's other markets accounts receivable increased $7,093 from $42,291 at July 31, 1996 to $49,384 at July 31, 1997 and inventory increased also, $14,856, from $32,992 at July 31, 1996 to $47,848 at July 31, 1997.

         Cash and cash equivalents increased $362 for fiscal 1997, compared to a $1,357 increase for fiscal 1996. The changes for these periods were attributable to the factors discussed below.

         For fiscal 1997, net cash used in operating activities was $9,090. The Company funded its operating activities (including the buildup of inventory of $15,609), disbursed $10,225 on capital expenditures and $4,400 for the plastic recycling acquisition by borrowing $22,634 under its Revolving Credit Facility.

         For fiscal 1996, net cash provided by operating activities was $18,311. The Company used the $18,311 in cash generated from operating activities, along with $1,337 in proceeds from the sale of equipment and $3,451 in proceeds from new loans incurred by its foreign subsidiaries to (i) reduce its borrowing under its Revolving Credit Facility by $12,356 (ii) reduce the aggregate foreign term loan principal by $1,271 and (iii) incur $7,986 in capital expenditures.

         Working capital was $31,613 as of July 31, 1997, a decrease of $3,714 as compared to $35,327 at July 31, 1996. This decrease was primarily the result of a higher short term borrowings ($36,772 compared to $14,138) and other current liabilities, offset by higher accounts receivable of $7,093 and higher inventories ($47,848 as compared to $32,992).

         Working capital was $35,327 as of July 31, 1996, an improvement of $8,760 as compared to July 31, 1995. This increase was the result of higher accounts receivable balance ($42,291 compared to $40,561), and lower outstanding short term borrowings ($14,138 compared to $26,494), offset by lower inventory balances ($32,992 compared to $41,026)

Short-Term Borrowings

         On December 30, 1992 PST, entered into a $50,000 Senior Loan Agreement (the "Agreement") with a commercial lending company ("CLC"). Proceeds were used to repay the borrowings outstanding under a prior loan and security agreement with a bank. The Agreement contains covenants, the most restrictive of which are maintenance of certain financial ratios, prohibition of the occurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. Borrowings under the Agreement are secured by substantially all the domestic current assets of PST. Additionally, the CLC has a security interest in PST's intangible assets, and this security interest ranks pari passu with the security interest of the Senior Secured Notes (see below) in PST's intangible assets. Revolving credit advances under the Agreement are based on eligible receivables and inventory.

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

         At July 31, 1997, the Company was not in compliance with certain of the covenants of the Amended Agreement, including the requirement to reduce borrowing to $20 million and the limitation on capital expenditures. The CLC has provided a waiver of this non-compliance as of July 31, 1997. At July 31, 1997 and 1996, borrowings under the Amended Agreement with the CLC totaled $36,772 and $14,138, respectively. Amounts outstanding are classified as current liabilities.

         In addition, on January 31, 1997 the Company signed a Receivables Agreement with the CLC that provides the Company with the ability to sell a 100% ownership interest, without recourse, in certain Eligible Receivables generated by PST. The aggregate invoice face amount of purchased receivables will not exceed $12,000. The CLC's commitment to purchase said receivables from PST are restricted to the period beginning each February 1 and ending on each May 31.

         At July 31, 1997 and 1996, short-term borrowings include revolving credit advances of $36,772 and $14,138, respectively, under the Amended Agreement and $2,087 of factored receivables.

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

         Concurrently with execution of the Merger Agreement, Tekni-Plex purchased a Convertible Note issued by PureTec in the amount of $5 million. The loan will assist PureTec and PST in meeting expected cash requirements in the period prior to completion of the Merger. The Convertible Note bears interest at 13% and is convertible at any time following the 60th day after any termination of the Agreement into a number of shares of PureTec Common Stock sufficient to retire the principal amount of the Note plus accrued interest or in any event at a base conversion rate of one share of Common Stock per $2.72 of obligations owed under the Note. PureTec is required to file a registration statement with respect to the Common Stock issuable upon conversion promptly following a termination of the Merger Agreement. The Convertible Note matures on September 30, 1998. The Convertible Note is subject to prepayment by PureTec in cash at any time, and contains covenants and events of default customary for a debt instrument of this type.

Future Capital Expenditure and Commitments

         The Company's businesses are relatively mature and as a result do not require significant ongoing additions to plant and equipment, except for expansion discussed below. The Company generally finances its ongoing capital expenditure requirements from its cash flow provided from operations and borrowings under its Revolving Credit Facility. Capital expenditures for fiscal 1997, 1996 and 1995 were $10,225, $7,986, and $7,251 respectively. In September
1996, the Company acquired certain assets of PureTec's recycling business for $4,400.

         Construction has been completed on a new plant in Northern Ireland for the Company's Unichem division. For purposes of this new business venture, a new subsidiary was formed, Colorite Europe Limited (a United Kingdom company). The total capital costs for the Company in connection with this new Unichem plant are approximately $6 million. The Company has received commitments for certain grants, subsidies and other introducements from government authorities in Northern Ireland. The Company has financed a large part of its capital costs of this new plant by using cash reserves at Action Belgium N.V. and additional borrowings from commercial banks. The plant is in the process of being qualified by its vendors.

         The Company is in the process of constructing a state-of-the-art recycling facility in Huntington, West Virginia. The facility is expected to open early in calendar 1998. The Company will invest approximately $8 million in the facility, which will recycle PET containers, such as soft drink bottles and food packaging. Management is still evaluating various financing alternatives for this new facility.

         In October 1997, the Company settled a lawsuit pertaining to Circuit Chemistry, a discontinued operation. Total settlement payments were $1,725 and have been paid out of the Company's working capital as of October 31, 1997.

Inflation

         Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. In fiscal 1997, the Company benefited domestically from declining raw material costs. Foreign operations saw raw material costs continued to rise until they stabilized during the second quarter. Raw material costs have generally stabilized at this time. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.

Subsequent Events

         In October 1997, PST settled a lawsuit pertaining to Circuit Chemistry, a discontinued operation (See Notes 15, 16 and 17(b) to the Consolidated Financial Statements included in Item 8 to this Form 10-K).

         On November 11, 1997, PureTec announced that ithad signed an Agreement and Plan of Merger ("Agreement") with Tekni-Plex, Inc., (Tekni-Plex") a privately -owned company, pursuant to which PureTec would, through a merger ("Merger") become a wholly-owned subsidiary of Tekni-Plex. The Agreement provides that the owner of each share of common stock of PureTec would receive $3.50 in cash for that share in the Merger. The Agreement and the Merger will be submitted to the shareholders of PureTec for approval at PureTec's annual shareholders' meeting expected to be held in January 1998. The Agreement and the Merger have been unanimously approved, and recommended to PureTec shareholders for adoption by PureTec's Board of Directors. Officers and directors of PureTec owning approximately 10% of the outstanding common stock of PureTec have agreed to vote their shares in favor of the Merger.

         The Agreement contains a number of conditions which must be satisfied in order for the Merger to occur, including the successful completion of a consent solicitation and tender offer for PST"s 11.25% Senior Secured Notes due 2003, the receipt of all necessary governmental and regulatory approvals, and the absence of any changes occurring prior to the closing date which would have a material adverse significance with respect to the value of PureTec and its subsidiaries, taken as a whole.

         The Agreement also requires that the outstanding minority common shareholders' interest in PST be eliminated, either through purchase or a short-form merger procedure under Delaware law, not later than immediately prior to completion of the Merger, at a price of $7.00 per share of PST common stock.

         The Merger is further subject to the receipt by Tekni-Plex of sufficient financing to pay for PureTec shares, purchase the PST Notes tendered in the tender offer, and fund all other cash requirements of the Merger. Tekni-Plex has received commitments from Morgan Guaranty Trust Company of New York to provide senior bank financing and subordinated bridge loans in an aggregate amount which the parties believe will be sufficient to complete the Merger, subject to a number of conditions.

         The Agreement is terminable by Tekni-Plex , PureTec, or either of them under certain circumstances. In the event the Agreement is terminated because PureTec's Board of Directors withdraws or materially modifies its approval or recommendation of the Merger or the Agreement or another person, entity or group acquires beneficial ownership of 50% or more of the outstanding shares of PureTec's Common Stock, the Company is obligated to pay a fee of $10 million to Tekni-Plex and to reimburse Tekni-Plex for up to $5 million of its expenses in connection with the Agreement and related transactions. PureTec expects the Merger to be completed in February 1998, bur cannot assure that all of the conditions to the Merger will be satisfied.

         In connection with PureTec's acceptance of the Tekni-Plex Offer, Tekni-Plex has also agreed to lend to PureTec Corporation $5,000, as discussed above.

Item. 8 Financial Statements and Supplemental Data

         Financial statements are included herein beginning with page F-1. Supplementary data is not required to be presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10. Directors and Executive Officers of the Registrant

         Set forth below are the names, ages and positions of the current directors and executive officers of PST.

         Name                       Age              Position
Fred W. Broling                     62               Chairman of the Board and Chief Operating Officer
David C. Katz                       57               President and Director
Peter R. Harvey                     62               Director
John J. Harvey                      66               Director
Robert A. Calabrese                 61               Director
Leo Gans                            71               Vice President
Joseph T. Bruno                     62               Vice President - Human Resources
Thomas V. Gilboy                    43               Vice President and Treasurer
Paul Litwinczuk                     44               Secretary
Gerard R. Giordano                  47               Assistant Secretary and Vice President
Murray Fox                          74               Vice President

         Mr. Broling has served as Chairman of the Board of PST since 1984. Prior to such time, from 1981 to 1984, Mr. Broling served as the President of the plastic specialty sector of Dart & Kraft.

         Mr. Katz has served as President and Director of PST since August 1996.

         Mr. Peter R. Harvey has served as Vice President of PST since 1987, a Director of PST since June 1993. Mr. Harvey is the President, Chief Operating Officer and a Director of Artra Group Incorporated ("Artra") (fashion jewelry, flexible packaging and investments), since 1968; a Director of The Lori Corporation (fashion jewelry and staffing business in telecommunications and computers), since 1984. He has also served as Chief Executive Officer, from 1985 to 1993, President, from 1983 to 1985 and from 1988 to 1993, and chairman from 1895 to 1995 of SoftNet Systems, Inc. ("SoftNet").

         Mr. John J. Harvey has served as a Director of PST since June 1993. Chairman of the Board and Chief Executive Officer of Artra since 1968; and Chairman of the Board of The Lori Corporation, since 1985. Peter R. Harvey and John J. Harvey are brothers.

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

         Mr. Gilboy has served as Vice President and Treasurer of PST since May 1996. Previously (from 1991 to 1996) Mr. Gilboy had been Vice President and Chief Financial Officer of Troy Corporation, a specialty chemical company.

         Mr. Litwinczuk has served as Secretary of PST since April, 1996.

         Mr. Giordano has served as Assistant Secretary and Vice President of Corporate Finance of PST since February 1997 and Vice President of Colorite since 1989. Previously (from 1983 - 1989) Mr. Giordano had been Vice President of Finance and Administration for Ingredient Technology, a division of Crompton & Knowles Corporation.

         Mr. Fox has been a Director of PTIP since September 1991 and of the Company since July 26, 1995. Mr. Fox also served as Secretary/Treasurer of PTIP from September 1991 until July 1995. Mr. Fox was also Secretary/Treasurer of REI Distributors, Inc. from 1981 until July 1995 and was a co-founder of that company. Mr. Fox is also President of Recycling Enterprises, Inc., a company engaged in glass recycling and fabrication of reprocessing equipment.



Compensation Committee Interlocks and
Insider Participation; Additional Information

         Compensation of executive officers is determined by a committee comprised of directors of PST and PureTec. Messrs. Fred Broling, Peter R. Harvey and Werner Hasse (who currently serves as a director of PureTec)
presently serve on the compensation committee.   See "Item 13. Certain
Relationships and Related Transactions."

         Messrs. Broling, Peter R. Harvey and Werner Hasse recommend to the Board of Directors compensation payable to executive officers of the Company. Mr. Broling's compensation is based on the actual performance of the Company compared to the operating plan. The committee considers the performance of the Company, among other factors, in determining the compensation of other executive officers; however, neither they nor the Board of Directors have adopted compensation policies applicable to such other executive officers.

Item 11.  Executive Compensation


                          SUMMARY COMPENSATION TABLE

         Name and                                                                            All Other
         Principal                  Fiscal                                               Compensation (1)
          Position                   Year              Salary            Bonus (2)          (I)         (ii)
          --------                   ----              ------            ---------          ---         ----
Fred W. Broling,                    1997             $250,000          $250,000         $  3,200      $ 1,992
   Chairman and Chief               1996              259,216           125,000            3,018        1,992
   Executive Officer                1995              263,446           250,000            9,240        1,992

David C. Katz,                      1997              165,000           165,000            3,200        1,162
   President and Director           1996               91,154            75,000            3,000        1,162
                                    1995                 --             150,000             --           --

Thomas V. Gilboy                    1997              176,000           176,000            3,200        1,992
   Vice President, Treasurer        1996               31,067            40,000             --           --
                                    1995                 --                --               --           --

Leo Gans                            1997              186,000           249,240            3,200        1,992
   Vice President                   1996              187,042           166,500            3,140        1,992
   President - Action               1995              186,582           236,000            7,995        1,992
   Technologies Division

Robert E. Brookman, Ph.D.           1997               197,000           73,100            3,200        1,992
   President - Colorite Polymers    1996               191,582           49,454            3,000        1,992
   Division                         1995               190,703           99,000            3,000        1,992

(1) The amounts in this column represent (i) contributions made by the Company to the Savings Plan for Employees of Plastic Specialties and Technologies, Inc. and Affiliates and (ii) the amount of premiums paid by the Company for life insurance policies for the benefit of the named executive officers.

(2) Previously, bonus information was reported in the year paid. In the current year, information has been changed to reflect amounts awarded for the fiscal year.

Director's Compensation

         Robert Calabrese receives a fee of $10,000 for serving as a director. All other directors of the Company receive no compensation for serving as directors.


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

                              PENSION PLAN TABLE

                                                             Years of service
                           -----------------------------------------------------------------------------
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

         The estimated number of credited years of service of each of the executive officers listed in the Summary Compensation Table is as follows: Fred
W. Broling, 21 years; David C. Katz, 2 years; Leo Gans, 15 years; and Joseph T. Bruno, 18 years.

         The PST Pension Plan provides a monthly benefit payable for life, beginning at age 65, equal to one-twelfth of one percent of the total compensation received during the period the employee participated in the PST Pension Plan. None of the PST pension benefits are subject to any deduction for Social Security or other offset amounts.

Stock Options

         The Company, as a subsidiary of PureTec, participates in the stock option plan of Puretec. PureTec has adopted a stock option plan (the "1995 Plan") covering 5,000,000 shares of PureTec common stock, par value $.01, pursuant to which officers, directors, employees and consultants are eligible to receive options. The options issued under this plan may be ISOs or non-statutory options. No options may be granted after December 31, 2002. Each option granted under the 1995 Plan may be exercised for a period of not more than ten years after the date of grant, or until the expiration of the plan, whichever occurs first. The option price must not be less than fair market value for ISOs and 85% of fair market value for non-statutory options.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of July 31, 1997, Ozite, a wholly-owned subsidiary of PureTec, owned approximately 96% of the outstanding common stock of PST. The remaining 4% of the outstanding common stock was owned by non-affiliates.

         No other person or group is known to be the beneficial owner of more than five percent of any class of the registrant's voting securities.

Item 13. Certain Relationships and Related Transactions

Transaction with Related Companies

         In September, 1996, the Company acquired the recycling operations of PureTec, comprised of certain fixed assets, raw materials inventory and certain other assets of PureTech Plastics, Inc. and subsidiaries ("PTP") for $4,400. The acquisition was accounted for at historical cost in a manner similar to the pooling-of-interests method of accounting as it is a transaction between entities under common control. The $1,769 difference between PTP's carrying value of such assets and the consideration paid was treated as a contribution of capital to PST by PureTec. The consolidated statements of operations have been restated to present the acquisition as if it had occurred at the beginning of the earliest period presented. The 1996 balance sheet has not been restated as the total assets of the recycling operations were only 3% of the total assets of PST at the acquisition date.

         PST held 772,000 shares of common stock of Artra (the "Artra Common Shares"), which was accounted for on the equity method. Through the Company's recording of its share of the net losses of Artra and other related items, the carrying value of the investment in the Artra Common Shares had been reduced to zero in the 1993 fiscal year.

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


         In connection with the Merger, on July 31, 1995, PST declared a dividend of the 772,000 Artra Common Shares and 3,675 shares of BCA preferred stock to all stockholders of record as of July 31, 1995. Based on this declaration, 638,444 shares of Artra common stock and 3,039.23 shares of BCA Class A preferred stock have been transferred to Ozite. The Company is in the process of transferring 133,556 shares of Artra common stock and 635.77 shares of BCA preferred stock to minority stockholders that existed at the date of the declaration.

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

Indebtedness of Management to the Company

         During fiscal 1997, Mr. Broling was indebted to the Company in an amount of $252,000 consisting of principal and interest outstanding on a demand note dated June 15, 1988, bearing interest at 75% of the prime rate, not to exceed 10%. Such indebtedness was incurred by Mr. Broling to finance the purchase of common and preferred stock of the predecessor of Ozite. At October 31, 1997, the outstanding indebtedness was $252,000.

         During fiscal 1996, Mr. Brennan, the former Vice President, Chief Financial Officer and a Director, was indebted to the Company in an amount of $150,800 consisting of principal and interest outstanding on; (i) a demand note dated June 15, 1988, bearing interest at 75% of the prime rate, not to exceed 10%; and (ii) a non-interest bearing demand note dated August 20, 1990. Such indebtedness was incurred by Mr. Brennan to finance the purchase of common and preferred stock of the predecessor of Ozite and to finance unreimbursed moving expenses incurred moving to Illinois at the Company's request, respectively. As of October 31, 1997 such amounts were outstanding.

         During fiscal 1997, Mr. Peter R. Harvey was indebted to the Company in an amount of $717,000 consisting of principal and interest outstanding on a demand note dated May 20, 1988, bearing interest at the prime rate on the last day of each fiscal year. Such indebtedness was a personal loan to Mr. Harvey.

         As a potential offset to this indebtedness, Mr. Broling and Mr. Harvey have notes payable to them by the Company in the amounts of $750,000 and

$1,039,687 respectively. These notes are a result of the 1995 merger of Pure Tech International and Ozite, and were partial payment Ozite Preferred Stock. The notes payable to Messrs. Broling and Harvey are non-interest bearing for the first four years.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)(1) Financial Statements - See Index to Financial Statements and Schedules on page F-1.

(a)(2) Financial Statement Schedule - Schedule II - Valuation and Qualifying Accounts

(a)(3) List of Exhibits

                              Index To Exhibits

Number     Exhibit

  2.1 Agreement and Plan of Merger dated as of November 11, 1997 among PureTec Corporation, Plastic Specialties & Technologies, Inc. Tekni-Plex, Inc. and P.T. Holding, Inc.

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

  3.2      Certificate of Ownership and Merger of PST Holdings, Inc. into PST.

  3.3 By-laws of PST; incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (No. 33-11686).

  4.1      Form of Specimen Senior Secured Note (including in page A-1 of
           Exhibit 4.10 to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-11686).

 10.1 Lease, dated June 1989, between Richard C. Lauer and Roy I. Anderson, as lessor, and PST, as lessee, re: 19555 East Arenth Avenue, City of Industry, California, incorporated by reference to Exhibit 28.1 to Form 10-Q of the Registrants for the fiscal quarter ended October 31, 1992.

 10.2 Lease, dated September 23, 1991, between E.T. Hermann and Jane D. Herman 1978 Living Trust, as lessor, and the Colorite Plastics Division of PST, as lessee, re: 909 East Glendale Avenue, Sparks, Nevada, incorporated by reference to Exhibit 28.1 to Form 10-Q of the Registrants for the fiscal quarter ended October 31, 1997.

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

10.11 Amendment No. 4 dated January 31, 1997 to the GECC Senior Loan Agreement; incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-66338).

  21       List of subsidiaries of PST

  27       Financial Data Schedule
  (b)      None
  (c)      See Item 14(a)(3) above.
  (d)      See Item 14(a)(2) above.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.

                                   By: /s/ Thomas V. Gilbey
                                      ------------------------------------
                                      Thomas V. Gilboy
                                      Chief Financial Officer and Vice President

Dated: November 13, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


/s/ Fred W. Broling
---------------------               Chairman of the Board and                           November 13, 1997
Fred W. Broling                      Chief Executive Officer

/s/ David C. Katz
-------------------                 Director, President and Chief                       November 13, 1997
David C. Katz                         Operating Officer

/s/ Robert A. Calabrese
-----------------------
Robert A. Calabrese                 Director                                            November 13, 1997

/s/ John J. Harvey
--------------------
John J. Harvey                      Director                                            November 13, 1997

/s/ Peter R. Harvey
----------------------
Peter R. Harvey                     Director                                            November 13, 1997

                  PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       Page
                                                                                                       ----
Independent Auditors' Report                                                                             F-2

Consolidated Balance Sheets as of July 31, 1997 and 1996                                                 F-3

Consolidated Statements of Operations
    for the years ended July 31, 1997, 1996 and 1995                                                     F-4

Consolidated Statements of Stockholders' Deficit
    for the years ended July 31, 1997, 1996 and 1995                                                     F-5

Consolidated Statements of Cash Flows
    for the years ended July 31, 1997, 1996 and 1995                                                     F-6

Notes to Consolidated Financial Statements                                                           F-7 - F-23

Schedule II  - Valuation and qualifying accounts                                                        F-24

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders of Plastic Specialties and Technologies, Inc.
Ridgefield, New Jersey

We have audited the accompanying consolidated balance sheets of Plastic Specialties and Technologies, Inc. (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the consolidated financial statement schedule listed in the index to the consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
November 13, 1997

        PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except share data)


                                                                 July 31,     July 31,
                                                                   1997         1996
                                                               -----------  -----------
                         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents  ..............................      $6,460    $6,098
    Accounts receivable, less allowance of  $1,454 and $1,280
        as of July 31, 1997 and 1996, respectively...........      49,384    42,291
    Inventories .............................................      47,848    32,992
    Prepaid expenses and other current assets ...............       3,653     2,591
    Deferred income taxes....................................       1,394       544
                                                                 --------  --------
TOTAL CURRENT ASSETS ........................................     108,739    84,516
PROPERTY, PLANT AND EQUIPMENT, net ..........................      57,820    45,608
GOODWILL, net ...............................................      40,558    41,921
DUE FROM PARENT, net ........................................       4,581        --
OTHER ASSETS, net ...........................................       6,444     6,231
NOTES AND INTEREST RECEIVABLE FROM OFFICERS .................         403       388
                                                                 --------  --------
TOTAL ASSETS ................................................    $218,545  $178,664
                                                                 ========  ========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Short term borrowings  ..................................     $36,772    $14,138
    Accounts payable ........................................      21,370     20,432
    Accrued expenses  .......................................      14,946     10,697
    Accrued interest ........................................       2,789      2,562
    Current portion of long-term debt  ......................       1,249      1,360
                                                                 --------   --------
TOTAL CURRENT LIABILITIES  ..................................      77,126     49,189
                                                                 --------   --------

OTHER LONG-TERM LIABILITIES  ................................       4,175      2,862
PENSION LIABILITIES..........................................         567        571
DEFERRED INCOME TAXES  ......................................       4,777      3,663
LONG-TERM DEBT  .............................................     134,196    127,642
                                                                 --------   --------
TOTAL LIABILITIES  ..........................................     220,841    183,927

COMMITMENTS AND CONTINGENCIES (See Notes 7, 9, 16 and 17)


STOCKHOLDERS'  DEFICIT:
    Common stock, par value $.01; 10,000,000 shares authorized;
         8,319,833 shares issued and outstanding, at July 31,
         1997, 1996 and 1995..................................         83          83
    Additional paid-in capital  ..............................     16,438      13,812
    Accumulated deficit  .....................................    (12,748)    (15,254)
    Receivable from majority stockholder-Ozite Corporation ...     (2,892)     (3,853)
    Receivable from officer, including accrued interest ......       (717)       (717)
    Cumulative foreign currency translation adjustment .......     (2,460)        666
                                                                  --------   --------
    NET STOCKHOLDERS' DEFICIT ................................     (2,296)     (5,263)
                                                                  --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..................   $218,545    $178,664
                                                                 ========    ========

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                                        Year Ended
                                                                                         July 31,
                                                                          -----------------------------------------
                                                                                1997           1996         1995
                                                                          -----------    -----------    -----------

NET SALES                                                                     269,611    $   286,220    $   221,190
                                                                          -----------    -----------    -----------
COSTS AND EXPENSES:

       Cost of goods sold                                                     206,343        222,552        171,194
       Selling, general and administrative                                     33,272         33,091         26,673
       Research and development                                                   635            642            872
       Amortization of intangible assets                                        1,372          1,411          1,369
                                                                          -----------    -----------    -----------
                                                                              241,622        257,696        200,108
                                                                          -----------    -----------    -----------
INCOME  FROM OPERATIONS                                                        27,989         28,524         21,082
                                                                          -----------    -----------    -----------

OTHER EXPENSE (INCOME):

       Interest expense                                                        17,152         17,739         17,033
       Debt issuance cost and discount amortization                               988            783            785
       Foreign exchange (gain) loss                                              (189)            59            116
       Other, net                                                                 541            441            145
                                                                          -----------    -----------    -----------
                                                                               18,492         19,022         18,079
                                                                          -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES                                                             9,497          9,502          3,003
       Provision  for income taxes                                              5,364          5,582          1,807
                                                                          -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS                                               4,133          3,920          1,196
                                                                          -----------    -----------    -----------

DISCONTINUED OPERATIONS:

       Loss from disposal of discontinued operations (net of
         tax benefit of $1,033 and $762 in 1997 and 1996, respectively)        (1,627)        (1,479)            --


       Loss from discontinued operations (net of tax benefit
         of  $332 and $440 in 1996 and 1995, respectively)                          0           (647)        (1,294)
                                                                          -----------    -----------    -----------
                                                                               (1,627)        (2,126)        (1,294)
                                                                          -----------    -----------    -----------
NET INCOME (LOSS)                                                               2,506    $     1,794    ($       98)
                                                                          ===========    ===========    ===========



INCOME (LOSS) PER COMMON SHARE:

          Income from continuing operations                               $      0.50    $      0.48    $      0.14
          Loss from discontinued operations                                     (0.20)         (0.26)         (0.15)
                                                                          -----------    -----------    -----------

       Net income (loss) per common share                                 $      0.30    $      0.22    ($     0.01)
                                                                          ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                                                   8,319,833      8,319,833      8,319,833
                                                                          ===========    ===========    ===========


               See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (Dollars in thousands)

                                                                                             Receivable
                                                                                             from                   Cumulative
                                                                                             Officer,               Foreign
                                                        Additional             Receivable    Including   Minimum    Currency
                                                Common  Paid-In    Accumulated from Majority Accrued     Pension    Translation
                                                Stock   Capital    Deficit     Stockholder   Interest    Liability  Adjustment
                                            -------------------------------------------------------------------------------------

BALANCE, JULY 31, 1994                        $     83   $ 12,107   $(16,950)   $( 3,553)   $(   717)   $     --    $    153

Net loss                                            --         --        (98)         --          --          --          --
Foreign currency translation
   adjustment                                       --         --         --          --          --          --         781
Minimum pension liability                           --         --         --          --          --        (250)         --
Increase in receivable from
    majority stockholder                            --         --         --        (300)         --          --          --
                                            -------------------------------------------------------------------------------------
BALANCE, JULY 31, 1995                        $     83   $ 12,107   $(17,048)   $( 3,853)   $(   717)   $(   250)   $    934

Loss from recycling operations                      --      1,705         --          --          --          --          --
Net Income                                          --         --      1,794          --          --          --          --
Foreign currency translation
   adjustment                                       --         --         --          --          --          --        (268)
Minimum pension liability                           --         --         --          --          --         250          --
                                            -------------------------------------------------------------------------------------
BALANCE, JULY 31, 1996                        $     83   $ 13,812   $(15,254)   $( 3,853)   $(   717)   $     --    $    666

Loss from recycling operations                      --        857         --          --          --          --          --
Net Income                                          --         --      2,506          --          --          --          --
Foreign currency translation
   adjustment                                       --         --         --          --          --          --      (3,126)
Current income tax payable                          --         --         --         961          --          --          --
Contribution of capital to PST
    by PureTec                                      --      1,769         --          --          --          --          --
                                            -------------------------------------------------------------------------------------
BALANCE, JULY 31, 1997                        $     83   $ 16,438   $(12,748)   $( 2,892)   $(   717)   $     --    $( 2,460)
                                              ========   ========   ========    ========    ========    ========    ========

                       See notes to financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                               Year Ended
                                                                                                 July 31,

                                                                                    ----------------------------------
                                                                                      1997         1996        1995
                                                                                    --------   ----------  -----------


NET CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations                                                      4,133    $  3,920    $  1,196
  Adjustment for Recycling acquisition                                                   857       1,705          --
                                                                                    --------    --------    --------
   Income net of acquisition adjustment                                                4,990       5,625       1,196
   Adjustment to reconcile net income to net cash used in
     operating activities from continuing operations:

              Amortization                                                             2,351       2,194       2,148
              Depreciation                                                             6,149       5,470       5,134
              Deferred income taxes                                                      558       1,919         455
             (Gain) loss on the sale of fixed assets                                     (17)        605          --
              Provision for losses on accounts receivable
                and other reserves                                                       182         833       1,081
              Changes in assets and liabilities:
                (Increase) decrease in assets:
                            Accounts receivable                                      (10,773)     (2,783)     (2,535)
                            Accounts receivable factored                               2,087          --          --
                            Inventories                                              (15,500)      7,860     (15,411)
                            Prepaid expenses and other current assets                 (1,082)       (458)       (801)
                            Other assets                                              (6,051)     (1,090)        (25)
                            Notes and interest receivable from officers                  (15)        (14)        (15)
                Increase (decrease) in liabilities:
                            Accounts payable, other current  liabilities,
                            accrued interest, current deferred taxes and
                            current portion of long-term debt                          7,163        (806)        (37)
                            Other long-term liabilities                                2,495       1,082         166
                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES

                                                                                    --------    --------    --------

                     FROM CONTINUING OPERATIONS                                       (7,463)     20,437      (8,644)
                                                                                    --------    --------    --------
Loss from discontinued operations                                                     (1,627)     (2,126)     (1,294)
                NET CASH USED IN OPERATING ACTIVITIES
                                                                                    --------    --------    --------
                    FROM DISCONTINUED OPERATIONS                                      (1,627)     (2,126)     (1,294)
                                                                                    --------    --------    --------

                NET CASH  (USED IN) PROVIDED BY OPERATING ACTIVITIES                  (9,090)     18,311      (9,938)
                                                                                    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (10,225)     (7,986)     (7,251)
   Acquisition of Recycling operations                                                (4,400)         --          --
   Proceeds from sale of property and equipment                                           27       1,337          --
                                                                                    --------    --------    --------
               NET CASH USED IN INVESTING ACTIVITIES                                 (14,598)     (6,649)     (7,251)
                                                                                    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing (repayments) under revolving credit
  facility and short-term borrowing, net                                              22,634     (12,356)     19,478
 Proceeds from long-term debt                                                          4,141          --          --
 Repayments from long-term debt                                                       (1,360)         --          --
 (Repayment of) borrowings of term loans                                                  --       3,451          --
 Proceeds of term loans                                                                   --      (1,271)     (1,185)
 Advances to majority stockholders- Ozite Corporation                                     --          --        (300)
                                                                                    --------    --------    --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               25,415     (10,176)     17,993
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (1,365)       (129)       (360)
                                                                                    --------    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                362       1,357         444
CASH AND CASH EQUIVALENTS, beginning of the period                                     6,098       4,741       4,297
                                                                                    --------    --------    --------
CASH AND CASH EQUIVALENTS, end of period                                            $  6,460    $  6,098    $  4,741
                                                                                    ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

   Interest                                                                         $ 16,925    $ 17,369    $ 17,068
                                                                                    ========    ========    ========
   Income taxes                                                                     $  4,543    $  3,108    $  1,442
                                                                                    ========    ========    ========

Non-cash financing transaction:

            Changes in minimum pension liability                                    $     --    $    250    $(   250)

            Capital contributed by PureTec related to recycling acquisition            1,769          --          --
            Capitalized lease Colorite Europe Limited premises                         3,784          --          --

                 See notes to consolidated financial statements

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)




1.  ORGANIZATION

        Plastic Specialties and Technologies Inc.'s ("PST" or the "Company") principal businesses are the manufacturing of garden hose, specialty plastic compounds and fabricated precision plastic components for niche consumer and industrial markets, and the recycling of plastics. PST services its markets through its network of 20 manufacturing facilities, located in key points throughout the United States, with three locations in Europe and one in Canada.

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

        In September 1996, the Company acquired the recycling operations of PureTec, comprised of certain fixed assets, raw materials inventory and certain other assets of PureTech Plastics, Inc. and subsidiaries ("PTP") for $4,400. The acquisition was accounted for at historical cost in a manner similar to the pooling-of-interests method of accounting as it is a transaction between entities under common control. The $1,769 difference between PTP's carrying value of such assets and the consideration paid was treated as a contribution of capital to PST by PureTec. The consolidated statements of operations have been restated to present the acquisition as if it had occurred at the beginning of fiscal 1996, which is the first year PST and PTP were entities under common control. The 1996 balance sheet has not been restated as the total assets of the recycling operations were only 3% of the total assets of PST at the acquisition date. Therefore, the net effect of this treatment is reflected as an adjustment to additional paid-in capital.

        As of July 31, 1997, PureTec, through its ownership of Ozite, owned approximately 96% of the outstanding common stock of PST. This ownership increased approximately 13% during 1997 as the result of a private placement offer. The Company's corporate officers are also officers of Ozite, PureTec and Pure Tech Plastics. The expenses incurred at the general corporate office which are not directly attributable to one entity are allocated to the Company and other affiliates. Approximately $5,687 was allocated to PST for fiscal 1997.

        As discussed in Note 16 to the Company's Financial Statements, on November 11, 1997 PureTec entered into a Merger Agreement with Tekni-Plex, Inc.

("Tekni-Plex"). Subject to the approval of a majority of the shareholders at a shareholders' meeting that PureTec will arrange, the Merger Agreement contemplates Tekni-Plex (i) purchasing all of PureTec's outstanding Common Stock for cash consideration of $3.50 per share, and (ii) assuming or refinancing all of PureTec's debt. The Merger Agreement and the Acquisition have been unanimously approved and recommended to PureTec shareholders for adoption by PureTec's Board of Directors.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   Principles of Consolidation
         ---------------------------

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    b.   Cash and Cash Equivalents
         -------------------------

        Cash and cash equivalents consist of demand deposits, commercial paper, time deposits, and cash on hand. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

    c.   Inventories
         -----------

        Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.

    d.   Goodwill
         --------

        Goodwill is being amortized on a straight-line basis over the periods expected to be benefited, which is estimated to be 40 years. Goodwill resulted from acquisitions which occurred prior to 1990.

        The Company continually assesses the recoverability of its intangible assets by determining whether the amortization of the goodwill over its remaining useful life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted future cash flows in accordance with Statement of

Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on the Company's projected results of operations over the remaining useful life, management believes that there has not been an impairment in the value of the goodwill.

     e.  Property, Plant and Equipment
         -----------------------------

        Property, plant and equipment is stated at cost and depreciated by the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are charged to expense as incurred. Depreciation is computed on the straight-line method over the following estimated useful lives: buildings and improvements, 20 years; furniture and fixtures, 10 years; machinery and equipment, 10 years; and leasehold improvements, the lesser of the term of the lease, including renewal options, or the useful life of the asset (See Note 4). Costs of the construction of certain long-term assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest costs of $290 and $220 during the years ended July 31, 1997 and 1996, respectively.

        In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated fair value associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required.

    f.   Deferred Financing Costs
         ------------------------

        The financing costs incurred in securing debt have been deferred and are being amortized over the life of the related debt.

    g.   Income Taxes
         ------------

        For fiscal year 1995 and prior, PST and Ozite were parties to a tax sharing agreement and filed a consolidated federal income tax return. Beginning with fiscal year 1996, the operations of PST were included in the PureTec consolidated federal income tax return. The Company's foreign subsidiaries file separate foreign income tax returns.

        The Company files a consolidated federal tax return including all of its qualifying domestic subsidiaries. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    h.   Revenue Recognition
         -------------------

        The Company recognizes revenue when goods are shipped to customers. The Company provides for returned goods and volume rebates on an estimated basis.

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

    i.    Income (Loss) Per Common Share
          ------------------------------

         Income (loss) per common and common equivalent share is computed based upon the weighted-average number of shares outstanding during the period. Net loss per common share is based upon the weighted-average number of shares outstanding, as there are no common share equivalents outstanding. Primary earnings per share and fully diluted earnings per share are the same for all periods presented.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". This new standard, which supersedes APB Opinion No. 15, requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement and a reconciliation of the income available to common stockholders and weighted-average shares of the basic EPS computation to the income available to common stockholders and weighted average shares plus dilutive potential common shares of the diluted EPS computation. The objective of the statement is to make the computation more comparable with international accounting standards. SFAS 128 is effective for periods ending after December 15, 1997 (the Company's 1998 fiscal year). SFAS No. 128 will require the Company to restate amounts previously reported as EPS to comply with the new pronouncement. Had SFAS No. 128 been in effect for the years ended July 31, 1997, 1996 and 1995, reported EPS would not have been different from that reported under APB Opinion No. 15.

         j . Other Recent Accounting Pronouncements
             --------------------------------------

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires companies to disclose descriptive information about securities and information about the liquidation preferences of preferred stock and redeemable stock. SFAS 129 is effective for financial statements for periods ending after December 15, 1997 (the Company's fiscal 1998 year).

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997 (the Company's 1999 fiscal year). Reclassification of financial statements for earlier periods provided for comparative purposes is required.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that an enterprise disclose certain information about operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 (the Company's 1999 fiscal year).

         The Company has not determined the impact, if any, on the financial statements of adopting these pronouncements.

         k.  Receivable from Majority Stockholder - Ozite Corporation
             --------------------------------------------------------

         Due from majority stockholder is comprised of $3,253 of expenditures paid by the Company on behalf of a predecessor of Ozite in connection with the acquisition of PST in fiscal 1987 and $300 of cash advances in both fiscal 1995 and 1994. The outstanding balance is due on demand and is non-interest bearing.

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

         l.  Foreign Subsidiaries
             --------------------

         The Company translates financial statements denominated in foreign currency by translating balance sheet accounts at the end of the period exchange rate and statement of operations accounts at the average exchange rate for the period. Translation gains and losses are recorded in stockholders' equity, and transaction gains and losses are reflected in income.

         m.  Foreign Exchange Contracts
             --------------------------

         During fiscal 1997, the Company's Belgian subsidiary entered into forward foreign exchange contracts to hedge intercompany payables and non Belgian Franc accounts receivables and payables. Market value gains and losses on such contracts are currently recognized, and the resulting credit or debit offsets foreign exchange gains or losses on the related balance sheet accounts. No significant forward foreign exchange contracts were outstanding at July 31, 1997 and July 31, 1996.

         n. Environmental Costs

            -------------------

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are expensed. No costs relating to existing conditions caused by past operations were incurred by the Company during the periods ended July 31, 1997, 1996, or 1995.

         Reserves for estimated costs are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves, the Company uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost sharing arrangements. No environmental reserves are required at July 31, 1997 and 1996.

         o.  Use of Estimates
             ----------------


         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         p.  Reclassifications
             -----------------


         Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

3.       INVENTORIES

                                                        July 31,
                                                  -----------------------
                                                   1997            1996
                                                  -------         -------

           Raw materials                         $ 20,498        $ 14,552
           Work-in-process                          1,288           1,549
           Recycled material                          771              --
           Finished goods                          25,291          16,891
                                                  -------         -------
                                                 $ 47,848        $ 32,992
                                                 ========        ========

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

4.       PROPERTY, PLANT AND EQUIPMENT

                                                         July 31,
                                                  -----------------------
                                                   1997            1996
                                                  -------         -------

           Land and land improvements           $  10,217       $  10,096
           Buildings and leasehold improvements    22,289          17,198
           Furniture and fixtures                   3,534           3,117
           Machinery and equipment                 64,005          51,334
           Construction in progress                 3,441           3,890
                                                  -------         -------
                                                  103,486          85,635
           Accumulated depreciation               (45,666)        (40,027)
                                                  -------         -------
                                                $  57,820        $ 45,608
                                                 ========         =======


5.       INVESTMENTS IN AFFILIATES AND CERTAIN RELATED PARTY TRANSACTIONS

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


         PST held 772,000 Artra Common Shares, which were accounted for on the equity method (see 5a. above). Through the Company's recording of its share of the net losses of Artra and other related items, the carrying value of the investment in the Artra Common Shares had been reduced to zero.

         In connection with the Merger (see Note 1), on July 13, 1995, PST declared a dividend of the 772,000 Artra Common Shares and 3,675 shares of BCA preferred stock to all stockholders of record as of July 31, 1995. Based on this declaration, 638,444 shares of Artra common stock and 3,039.23 shares of BCA preferred stock have been transferred to Ozite. The Company is in the process of transferring 133,556 shares of Artra common stock and 635.77 shares of BCA preferred stock to the minority stockholders that existed at the date of declaration.

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

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

6.       OTHER ASSETS

         Other assets consist primarily of deferred financing costs of approximately $3,378 and $4,025, net of accumulated amortization of $3,590 and $2,602 at July 31, 1997 and 1996, respectively.

7.       SHORT-TERM BORROWINGS

         Revolving Credit Advances:
         -------------------------

         On December 30, 1992, PST entered into a $50,000 Senior Loan Agreement (the "Agreement") with a commercial lending company ("CLC"). The Agreement contains covenants, the most restrictive of which are maintenance of certain financial ratios, prohibition of the occurrence of additional indebtedness, the payment of dividends, certain related party transactions and limitations on capital expenditures. Borrowings under the Agreement are secured by substantially all the domestic current assets of PST. Additionally, the CLC has a security interest in PST's intangible assets, and this security interest ranks pari passu with the security interest of the Senior Secured Notes (see Note 9) in PST's intangible assets. Revolving credit advances under the Agreement are based on eligible receivables and inventory.

         Effective January 31, 1997, PST amended this Agreement with the CLC ("Amended Agreement"), representing the fourth amendment to the Agreement. The Amended Agreement provides, among other things, for revolving credit advances of up to $50,000 through July 31, 2000 and letters of credit of up to $1,000. The Amended Agreement provides for certain pricing performance adjustments based on defined Performance Ratios. The Company will pay interest at a defined Index Rate plus the Applicable Revolver Index Margin (ranging from 0.00% to 0.25%) or, at the election of PST, the LIBOR Rate plus the Applicable LIBOR Margin (ranging from 2.50% to 3.00%). The Amended Agreement also provides that outstanding revolving credit advances shall not exceed $20,000 for 30 consecutive days during the period from July 1 to September 30 for each year. Furthermore, the Amended Agreement provides that domestic capital expenditures are limited to $8,500, $9,000 and $9,500 in fiscal years ending 1997, 1998 and 1999 (and each fiscal year thereafter), respectively. The Company also has the right to cancel the Agreement on 30 days written notice and pay the CLC an early termination fee of $175 if such cancellation occurs prior to January 31, 1998, and $100 if cancellation occurs on or after January 31, 1998 and prior to September 30, 1998.

         At July 31, 1997, the Company was not in compliance with certain of the covenants of the Amended Agreement, including the requirement to reduce borrowing to $20 million and the limitation on capital expenditures. The CLC has provided a waiver of this non-compliance as of July 31, 1997. At July 31, 1997 and 1996, borrowings under the Amended Agreement with the CLC totaled $36,772 and $14,138, respectively. Amounts outstanding are classified as current liabilities.

         In addition, on January 31, 1997, PST signed a Receivables Agreement with the CLC that provides PST with the ability to sell a 100% ownership interest, without recourse, in certain Eligible Receivables generated by PST. The maximum invoice face amount of purchased receivables will not exceed $12,000. The CLC's commitment to purchase said receivables from PST are restricted to the period beginning each February 1 and ending on each May 31. PST is obligated to service the Eligible Receivables that it sells to the CLC. At July 31, 1997, PST is obligated to collect and remit $2,087 to the CLC for Eligible Receivables sold without recourse. The CLC owes PST $422 related to such receivables.

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

8.       ACCRUED EXPENSES


                                                         July 31,
                                                  -----------------------
                                                   1997            1996
                                                  -------         -------
           Payroll and compensation ..........    $ 4,602         $ 4,024
           Income taxes.......................         61             465
           Other..............................     10,283           6,208
                                                  -------         -------
                                                  $14,946         $10,697
                                                  =======         =======


9.       LONG-TERM DEBT

                                                                          July 31,
                                                                  -----------------------
                                                                    1997            1996
                                                                  -------         -------

         11-1/4% Senior Secured Notes due
         December 1, 2003 (a)                                   $ 125,000        $ 125,000

         7.10% Foreign Term Loan payable in Belgian
         Francs, with quarterly interest payments,
         eight semi-annual principal payments
         of approximately $550 which commenced
         January 31, 1993 and a balloon payment of $693
         due on January 31, 1997. The loan was secured by
         a pledge of working capital and a lien on certain
         fixed assets of the Company's foreign operations             ---              693

         6.10 % Foreign Term Loan payable in Belgian
         Francs, with quarterly interest payments, and twenty
         semi-annual installments which commenced June 1996           822            1,263

         3.75 % Foreign Term Loan payable in Belgian
         Francs, with five equal yearly installments with
         first payment commencing December 1997                       791              ---

         9.93% Foreign Term Loan payable in Italian Lira              ---              956

         9.78% Foreign Term Loan payable in Italian Lira              ---            1,090

         8.40% Foreign Term Loan Payable in Italian Lira
         repayable semi-annually including principal and interest
         through 2001                                               1,295              ---

         5.30% Foreign Term Loan Payable in Italian Lira
         with five equal yearly installments with first payment
         commencing May 1998.  Interest is payable quarterly        1,065              ---


         Mortgage payable, bearing interest at prime plus 1 1/2%
         payable in monthly installments of $4, plus interest         329              ---

         Foreign Term Loan Payable in British Pounds, payable in 13 equal semi-annual installments of $151 commencing June 1998 with a final payment of $158


          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


         December, 2004 at interest rate of 1.75% plus LIBOR        2,302              ---

         Capitalized Lease Obligation, 20 years commencing
         February 1997                                              3,841              ---
                                                                  -------         --------
                                                                  135,445          129,002
         Current Portion                                            1,249            1,360
                                                                ---------       ----------
                                                                $ 134,196       $  127,642
                                                                =========       ==========


         a. The Senior Secured Notes, which require semi-annual interest payments on June 1 and October 1, are senior secured obligations of PST, ranking pari passu in right of payment with all existing and future senior indebtedness of PST and senior to all subordinated indebtedness of PST, if any. The Senior Secured Notes are secured by substantially all real property, machinery, equipment, general intangibles and other intellectual property now owned or hereafter acquired by PST and by a pledge of all outstanding capital stock of Plastic Specialties and Technologies Investments, Inc., a wholly-owned subsidiary of PST. The indenture for the Senior Secured Notes contains covenants which restrict, among other matters, the ability of PST and its subsidiaries to incur additional indebtedness, pay dividends (except as described in the indenture), redeem capital stock, prepay subordinated indebtedness, create liens, dispose of certain assets, engage in sale and merger transactions, make contributions, loans or advances and enter into transactions with affiliates. At July 31, 1997, under the covenant terms contained in the Agreement with the CLC (See Note 7), the company is unable to pay dividends.


         The aggregate amount of maturities of long-term debt as of July 31, 1997 is as follows:

                   Fiscal Year:
                           1998             $    1,249
                           1999                  1,426
                           2000                  1,446
                           2001                  1,308
                           2002                    646
                           Thereafter          129,370
                                              --------
                                             $ 135,445
                                             =========

10.      STOCK BASED COMPENSATION

         Certain of the Company's employees participate in the PureTec Corporation Employee stock option plan. Generally, options outstanding under PureTec's stock option plans: (i) are granted at prices equal to the fair market value of the stock on the date of the grant, (ii) vest within a three year period, and (iii) expire ten years subsequent to the award.

         The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees and shares of stock purchased under the employee stock purchase plan. Had compensation cost been determined based upon fair value at the grant date for awards under these plans, reported compensation expense would have been higher and the corresponding net income would have been lower by approximately $216 and $134 for the years ended July 31, 1997 and 1996, respectively. Proforma earnings per share for the years ended July 31, 1997 and 1996 would have been $0.28 and $0.20, respectively.

         Management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1996, and additional awards in future years are anticipated.

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

11.      INCOME TAXES

         The provision for income taxes from continuing operations consists of the following:



                                                                        Year Ended July 31,
                                                              ----------------------------------------
                                                                1997              1996            1995
                                                              --------          --------         -----

                  Current Tax Provision (Benefit)

                           Federal                               $1,462         $     ---        $  (900)
                           Foreign                                2,798             2,269          2,252
                           State                             150               300            ---
                                                               --------          --------       ---------
                                                                  4,410             2,569          1,352
                                                                -------          --------       ---------

                  Deferred Provision

                           Federal                                  777             2,933            ---
                           Foreign                                  177                80            455
                                                               --------         ---------       --------
                  Total                                          $5,364          $  5,582         $1,807
                                                                =======         =========       ========

         The Company's tax provision has been determined as if it were filing on a separate return basis. Any currently payable amounts due or benefits from losses to the extent recoverable from prior earnings are included as due to or from parent or used to offset previous amounts due from parent. The Company is included in the consolidated returns of its parent (Ozite through 1995 and PureTec commencing in 1996). The reported results, as if filing on a separate return basis, may be affected for tax purposes by the operating results or the use of operating loss carryforwards of other members of the consolidated group. Such effects are reflected in the accounts of the Company's parent.

         The following reconciles the provision for income taxes at the U.S. statutory rate to the provision for income taxes from continuing operations:

                                                                        Year Ended July 31,
                                                              ----------------------------------------
                                                                1997              1996            1995
                                                              --------          --------         -----
         Computed tax provision at statutory
           rate                                               $ 3,229            $ 3,810          $   581
         State taxes, net of federal tax benefit                  272                198              ---
         Difference in foreign income tax rates                   625                416              397
         Amortization of goodwill                                 464                464              464
         Losses not currently deductible, foreign-1997,
           domestic - 1995                                        486                ---            1,119
         Other                                                    271                678              ---
         Reduction of previously provided taxes                   ---                ---             (900)

         Other nondeductible expenses                              16                 16              146
                                                              -------           ---------         -------
                                                              $ 5,364            $ 5,582          $ 1,807
                                                              =======           =========         =======


       The Company has accounted for the acquisition of the recycling division in a manner similar to a pooling of interests and has restated the 1996 income statement to reflect the operations of the combined entity. The Company has not restated the 1996 tax provision as the tax attributes of the recycling operations remain with its parent, PureTec Corporation.

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

         Income (loss) from continuing operations before income taxes and extraordinary items relating to foreign and domestic operations are as follows:

                                                                        Year Ended July 31,
                                                              ----------------------------------------
                                                                1997              1996            1995
                                                              --------          --------         -----
         United States - prior to recycling restatement        $4,015            $ 5,522      $  (3,791)
         Europe                                                 5,482              5,685          6,794
                                                              -------            -------         -------
         As reported                                            9,497             11,207          3,003
         Recycling operations                                     ---             (1,705)           ---
                                                             ---------            -------        -------
         Restated                                              $9,497             $9,502         $3,003
                                                              ========            =======        =======



         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net of operating loss and income tax credit carryforwards. The income tax effects of significant items comprising the Company's net deferred tax liability as of July 31, 1997 and 1996 are as follows:



                                                             July 31, 1997                                  July 31, 1996
                                                             -------------                                  -------------
                                                      Current            Non - current                  Current         Non-current
                                                     --------            -------------                  -------         -----------
Assets
------
   Net operating loss carry forward                    $    --               $     572                  $    --          $   1,175
   Expenses currently not deductible -
     discontinued operations                               690                      --                       --                 --
   Allowance for doubtful accounts                         227                      --                      200                 --
   Capitalization of inventory costs                       477                      --                      344                 --

Liabilities
-----------
   Difference between book and tax
     basis of property and equipment                        --                  (4,777)                      --             (4,838)
                                                    ----------                   ------                ---------            -------
 Net deferred tax asset (liability)                    $ 1,394               $  (4,205)                 $   544           $ (3,663)
Less: valuation allowance                                   --                    (572)                      --                 --
                                                    ----------                   -----                  --------             ------
Net deferred income taxes                              $ 1,394               $  (4,777)                 $   544           $ (3,663)
                                                       =======                =========                 =======           =========


       The Company has not recorded a valuation allowance on the net domestic deferred tax assets as management believes that the benefits will be realized. The Company has recorded a valuation allowance on the net operating loss carry forward for 1997, as these current year losses relate to CEL, a company taxable in Northern Ireland. The Company believes that it's more likely than not that the deferred tax asset will not be realized. At July 31, 1997, the Company has net operating loss carryforwards related to the operation in Ireland of $1,430 which have no expiration date.

         The Company has not provided deferred income taxes on undistributed foreign earnings of $25,833 as it has the ability and intent to permanently reinvest such earnings.

         In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $1,979 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $843 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, PST believes that its tax position was appropriate and that the assessments are without merit. Therefore, PST has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, PST believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

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

         Net pension costs consists of the following:

                                                                        Year Ended July 31,
                                                              ----------------------------------------
                                                                1997              1996            1995
                                                              --------          --------         -----
         Service cost                                            $ 576             $ 561          $486
         Interest cost on projected benefit obligation             583               542           360
         Actual return on plan assets                           (1,830)             (557)         (259)
         Net amortization and deferrals                          1,270               183          (131)
                                                               -------            -------        ------
                                                                $  599             $ 729          $456
                                                               =======             ======         =====


       The funded status of the plan and the amount recognized in the accompanying consolidated balance sheets is as follows:

                                                         July 31,
                                                  -----------------------
                                                    1997             1996
                                                  -------          -------
         Vested benefit obligation               $   (6,548)       $ (5,831)
                                                 ==========        ========


         Accumulated benefit obligation          $   (6,843)       $ (6,089)
                                                 ==========        ========

         Projected benefit obligation            $   (8,540)       $ (7,807)
         Plan assets at fair value                    8,339           6,029
                                                 ----------        --------
         Projected benefit obligation in excess
           of plan assets                              (201)         (1,778)
         Prior service cost not yet recognized
   in net periodic pension cost                  31              35
         Unrecognized net (gain) loss                  (417)          1,150
         Unrecognized net transition obligation          20              22
                                                  ---------        --------

         Accrued pension costs                   $     (567)       $  ( 571)
                                                 ===========       ========

         The expected long-term rate of return on plan assets of the plan was 9% for all periods presented and the discount rate was 8% for the years ended July 31, 1997, 1996 and 1995. In 1996, the projected unit credit method was adopted to reflect the final pay terms of the plan, which caused the increase in the projected benefit obligation.

         Additionally, PST has a savings plan for all non-collective bargaining employees whereby PST will match each employee's contribution up to 2% of the employee's earnings. The plan is also made available to PST affiliates who bear their respective costs. Such contribution amounted to approximately $492, $457 and $504 for the years ended July 31, 1997, 1996 and 1995, respectively.

         The Company has made contributions to multi-employer pension plans in the amount of approximately $41 and $62 for the years ended July 31, 1996, and 1995, respectively.

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         The estimated fair value of cash and cash equivalents, account receivable, notes and interest receivable from officers, short-term borrowings, accounts payable and long-term debt, excluding the Senior Secured Notes discussed below, approximate those amounts reflected in the balance sheet based on pertinent information available to management. Management estimates the fair value of the Senior Secured Notes approximates $135,000 as these notes were trading at a price of approximately 108 at July 31, 1997.


         The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although credit risk related to the Company's trade receivables is limited due to the credit standing of its largest customers and the diversity of the remaining customers, sales to one major nationwide retailer accounted for approximately 14.8%, 22.3% and 22.1 % of the Company's net sales for the years ended July 31, 1997, 1996 and 1995, respectively.

14.      SEGMENT INFORMATION

         The Company operates in three industry segments: plastic products, plastic materials and recycling. The plastic products segment principally produces lawn and garden hose, medical tubing and specialty tubing and gaskets. The plastics materials segment principally produces recycled and general purpose plastics and medical grade vinyl compounds. The recycling segment consists of the operating of material recovery facilities and the recycling of plastics and some aluminum. The plastic products segment has operations in the United States, Europe and Canada (Canadian operations commencing in 1996, which are included in the domestic amounts below). The plastic materials and recycling segments operate principally in the United States..



                                                                        Year Ended July 31,
                                                              ----------------------------------------
                                                                1997              1996            1995
                                                              --------          --------         -----
Net Sales:
     Plastic Products:
         Domestic                                             $149,083           $152,352      $130,215
         Europe                                                 35,300             34,158        31,995
     Plastic Materials                                         108,357            101,687        88,665
     Recycling                                                  18,665             32,859            --
     Corporate & Eliminations                                  (41,794)           (34,836)      (29,685)
                                                              --------           --------      --------
 Total Net Sales                                              $269,611           $286,220      $221,190
                                                              ========           ========      ========

Operating Income:
     Plastic Products:
         Domestic                                              $21,822           $ 21,463      $ 15,046
         Europe                                                  8,276              7,097         8,373
     Plastic Materials                                           4,350              6,156         2,621
     Recycling                                                     (73)              (878)           --
     Corporate & Eliminations                                   (6,386)            (5,314)       (4,958)
                                                              --------           --------      --------
 Total Operating Income                                        $27,989           $ 28,524      $ 21,082
                                                              ========           ========      ========

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)



Depreciation & Amortization:
     Plastic Products:
         Domestic                                                 $ 4,013          $   3,563            $   3,534
         Europe                                                     1,301              1,131                  875
     Plastic Materials                                              1,454              1,825                1,676
     Recycling                                                        499                 --                   --
     Corporate & Eliminations                                       1,233              1,145                1,197
                                                                  -------          ---------            ---------
 Total Depreciation & Amortization                                $ 8,500          $   7,664            $   7,282
                                                                  =======          =========            =========

Capital Expenditures:
     Plastic Products:
         Domestic                                                  $2.553         $    2,440            $   3,778
         Europe                                                     1,852              3,804                1,098
     Plastic Materials                                              8,850              1,331                1,778
     Recycling                                                        301                 --                   --
     Corporate & Eliminations                                         453                411                  597
                                                                  -------          ---------             --------
 Total Capital Expenditures                                       $14,009          $   7,986             $  7,251
                                                                  =======          =========             ========

Identifiable Assets:
     Plastic Products:
         Domestic                                                $111,369          $ 102,076             $102,871
         Europe                                                    25,131             26,539               24,621
     Plastic Materials                                             57,442             39,717               40,027
     Recycling                                                      8,029                 --                   --
     Corporate & Eliminations                                      16,574             10,332               14,773
                                                                 --------          ---------            ---------
 Total Identifiable Assets                                       $218,545          $ 178,664            $ 182,292
                                                                 ========          =========            =========

         Operating income represents net sales less cost of goods sold and selling, general and administrative expenses of each segment before deductions for general corporate expenses not directly related to an individual segment and the elimination of intercompany profits principally due to Plastic Material sales to Plastic Products. In continuing operating income, none of the following items have been added or deducted: interest expense, income taxes, and loss from discontinued operations. Identifiable assets are those used in the operations of each segment, including an allocation of goodwill. Corporate identifiable assets consist primarily of cash, prepaid expenses, fixed assets and deferred debt costs offset by the elimination of intersegment profit in ending inventories.

15.      DISCONTINUED OPERATIONS

         On December 21, 1995, PST entered into an Asset Purchase Agreement (the "Agreement") with Foss Manufacturing Company, Inc. ("Foss") for the sale of certain assets of PST's Ozite Manufacturing Division ("Ozite Mfg.") in Libertyville, Illinois to Foss as of January 31, 1996. The Company had been exploring a relocation alternative until this unsolicited offer was accepted. Under the terms of the Agreement, Foss purchased Ozite Mfg.'s accounts receivable and inventory, net of reserves, as well as certain prepaid expenses, trade names, trademarks, and patents for approximately $3,025, which was the Company to receive a minimum of $450 for all of its machinery and equipment at the facility. During the fourth quarter of fiscal 1996, adjustments were made to increase by $570 the estimated loss on disposal recorded in the second quarter due to the final shut down of these facilities.

         Accordingly, the Ozite Mfg. operations have been reflected as discontinued operations in the statement of operations for all periods presented. Net sales generated from these operations amounted to $4,882 and $11,714 for the

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

years ended July 31, 1996 and 1995.

         During 1997, Ozite Mfg. settled certain litigation for $414 (net of tax benefit of $258) in the aggregate. The settlement has been recorded in net loss from discontinued operations for the year ended July 31, 1997.

         During July 1997, the Company settled a lawsuit with regard to Circuit Chemistry (a former subsidiary of the Company). This settlement and related expenses of $1,213 (net of tax benefit of $775) was included within discontinued operations for fiscal 1997.

16.      SUBSEQUENT EVENT

         In October 1997, PST settled a lawsuit pertaining to Circuit Chemistry. The impact of this settlement was accounted for in discontinued operations (see Notes 15 and 17(b)).

         On November 11, 1997, PureTec announced that it had signed an Agreement and Plan of Merger ("Agreement") with Tekni-Plex, Inc., ("Tekni-Plex") a privately -owned company, pursuant to which PureTec would, through a merger ("Merger") become a wholly-owned subsidiary of Tekni-Plex. The Agreement provides that the owner of each share of common stock of PureTec would receive $3.50 in cash for that share in the Merger. The Agreement and the Merger will be submitted to the shareholders of PureTec for approval at PureTec's annual shareholders' meeting expected to be held in January 1998. The Agreement and the Merger have been unanimously approved, and recommended to PureTec shareholders for adoption by PureTec's Board of Directors. Officers and directors of PureTec owning approximately 10% of the outstanding common stock of PureTec have agreed to vote their shares in favor of the Merger.

         The Agreement contains a number of conditions which must be satisfied in order for the Merger to occur, including the successful completion of a consent solicitation and tender offer for PST"s 11.25% Senior Secured Notes due 2003, the receipt of all necessary governmental and regulatory approvals, and the absence of any changes occurring prior to the closing date which would have a material adverse significance with respect to the value of PureTec and its subsidiaries, taken as a whole.

         The Agreement also requires that the outstanding minority common shareholders' interest in PST be eliminated, either through purchase or a short-form merger procedure under Delaware law, not later than immediately prior to completion of the Merger, at a price of $7.00 per share of PST common stock.

         The Merger is further subject to the receipt by Tekni-Plex of sufficient financing to pay for PureTec shares, purchase the PST Notes tendered in the tender offer, and fund all other cash requirements of the Merger. Tekni-Plex has received commitments from Morgan Guaranty Trust Company of New York to provide senior bank financing and subordinated bridge loans in an aggregate amount which the parties believe will be sufficient to complete the Merger, subject to a number of conditions.

         The Agreement is terminable by Tekni-Plex, PureTec, or either of them under certain circumstances. In the event the Agreement is terminated because PureTec's Board of Directors withdraws or materially modifies its approval or recommendation of the Merger or the Agreement or another person, entity or group acquires beneficial ownership of 50% or more of the outstanding shares of PureTec's Common Stock, the Company is obligated to pay a fee of $10 million to Tekni-Plex and to reimburse Tekni-Plex for up to $5 million of its expenses in connection with the Agreement and related transactions. PureTec expects the Merger to be completed in February 1998, but cannot assure that all of the conditions to the Merger will be satisfied.

         Concurrently with execution of the Merger Agreement, Tekni-Plex purchased a Convertible Note issued by PureTec in the amount of $5 million. The loan will assist PureTec and PST in meeting expected cash requirements in the period prior to completion of the Merger. The Convertible Note bears interest at 13% and is convertible at any time

          PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Thousands, except per share amounts)

following the 60th day after any termination of the Agreement into a number of shares of PureTec Common Stock sufficient to retire the principal amount of the Note plus accrued interest or in any event at a base conversion rate of one share of Common Stock per $2.72 of obligations owed under the Note. PureTec is required to file a registration statement with respect to the Common Stock issuable upon conversion promptly following a termination of the Merger Agreement. The Convertible Note matures on September 30, 1998. The Convertible
Note is subject to prepayment by PureTec in cash at any time, and contains covenants and events of default customary for a debt instrument of this type.

17.      COMMITMENTS AND CONTINGENCIES

         a. Leases

         The Company rents various warehouse, office and manufacturing facilities and certain equipment under lease agreement classified as operating leases. Rent expense was approximately $4,256, $3,724, and $2,563 for the years ended July 31, 1997, 1996 and 1995, respectively.

         Future minimum rental payments under noncancelable operating leases as of July 31, 1997 are as follows:

               Year Ending
                 July 31,
               -----------
                1998              $  4,550
                1999                 4,268
                2000                 4,086
                2001                 3,907
                2002                 3,300
                Thereafter           3,735
                                  --------
                                  $ 23,846
                                  ========

         As of July 31, 1997, the Company had available letters of credit of up to $1,000 from the CLC (See Note 7), of which $353 was outstanding.

         b. Litigation

         On February 18, 1993, the Ware Chemical Co. ("Ware Chemical"), a former PST subsidiary (now dormant) was served with a third party complaint in the matter of United States v. Davis ("Davis"). In Davis, the United States has alleged that certain private entities are liable, pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), for cleanup costs that have been incurred, and will be incurred in the future, with respect to the remediation of the Davis Landfill site in Rhode Island. Ware Chemical was owned by Dart Industries (now Kraft, Inc.) during the time in question (1975 -
1977), and Kraft has agreed to assume all responsibility.

         In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $1,979 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $843 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

         In May 1992, PST and all of its directors (as of 1988), as well as K&B Liquidating Corp. (a former subsidiary of PST which is being liquidated) were named in two lawsuits filed in the Minnesota state courts. The plaintiffs are Douglass Hutchinson (since deceased) and James Czaja, both of whom were former employees of a former subsidiary of PST, Circuit Chemistry Manufacturing Corp. ("Circuit Chemistry"). The suits alleged several causes of action, all of which center upon a claim that PST and/or other defendants did not adequately disclose sufficient information to the plaintiffs in connection with the acquisition from the plaintiffs by PST of their 20% equity interest in Circuit Chemistry, and the termination of their employment agreements. Subsequent to July 31, 1997, the cases brought by Czaja and Hutchinson have been settled by PST. Previously, management had expected these cases to be litigated, and management had expected that PST would win these cases. During fiscal 1997, PST filed for a summary judgement to dismiss all claims from Czaja and Hutchinson. This summary judgement motion was denied by the court. In light of the growing costs of litigation, and the remaining uncertainty of the outcome of a trial, management elected to settle these cases. The impact of the settlement of these cases is reflected in the Company's net loss from discontinued operations for the year ended July 31, 1997, as PST had previously reported Circuit Chemistry as a discontinued operation as of 1989. Total settlement payments to the plaintiffs in connection with this settlement are $1,725, which are accrued for at July 31, 1997.

         In the current year, litigation relating to Ozite Mfg. with MDC Wallcoverings and Ashley Alsip was settled for $660 in the aggregate. The settlement of these cases is reflected in the Company's net loss from discontinued operations for the year ended July 31, 1997.

         Additionally, the Company is party to certain other litigations and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations.

18.      FOURTH QUARTER ADJUSTMENTS

           During the fourth quarter of fiscal 1997, the Company recorded certain adjustments aggregating $500. The Company recorded additional inventory of approximately $1,100 based on the results of a book to physical reconciliation. Additionally, the Company recorded a charge of approximately $600 as a result of reconciling intercompany accounts. It cannot be specifically determined to which quarters in the year these amounts relate.

         Additionally, in the fourth quarter of 1997, the Company recorded the Circuit Chemistry settlement in the amount of $1,213 (net of tax benefit of $775), including legal fees.

         During the fourth quarter of fiscal 1996, the Company recorded certain adjustments aggregating approximately $570 in relation to the final exit of the Ozite Manufacturing location.

                           * * * * * * * * * * * *

                                 SCHEDULE II

         PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

                                                            Additions/
                                                           (Reductions)
                                           Balance at       Charged to        Accounts          Balance at
                                           Beginning        Costs and         Charged             End of
                                           of Period        Expenses            Off               Period
                                          -----------      ------------       --------          -----------
Classification
--------------
Year Ended July 31, 1995
 Allowance for doubtful
    receivables                             $ 2,880        $     (119)             (211)         $ 2,550
                                            =======        ===========       ===========         =======

Year Ended July 31, 1996
 Allowance for doubtful
    receivables                             $ 2,550        $      832        $   (2,102)         $ 1,280
                                            =======        ===========       ===========         =======

Year Ended July 31, 1997
 Allowance for doubtful
    receivables                             $ 1,280        $      274        $     (100)         $ 1,454
                                            =======        ===========       ===========         =======

                                      F-24