Form 10-K/A
period 1997-07-31
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1997-11-19
CIK 810628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

                  --------------------------------------------

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 15, or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 34-11686
                                                --------

                   PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        22-2515864
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                65 Railroad Avenue, Ridgefield, New Jersey 07657
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (201) 941-6550
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 AMENDMENT NO. 1
                                  TO FORM 10-K

         The undersigned registrant hereby amends the following exhibits of its Annual Report on Form 10-K for the Year Ended July 31, 1997, as set forth in the pages attached hereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
                                                 (Registrant)


                                 By            /s/ Thomas V. Gilboy
                                    ------------------------------------------
                                    Thomas V. Gilboy
                                    Chief Financial Officer and Vice President

Date:   November 19, 1997

                                Index To Exhibits

Number            Exhibit
------            -------

 2.1 Agreement and Plan of Merger dated as of November 11, 1997 among PureTec Corporation, Plastic Specialties & Technologies, Inc. Tekni-Plex, Inc. and P.T. Holding, Inc.
 3.1 Restated Certificate of Incorporation of Plastic Specialties and Technologies, Inc. ("PST") dated June 1, 1987, as amended; incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-66338).
 3.2              Certificate of Ownership and Merger of PST Holdings, Inc. into
                  PST.
 3.3 By-laws of PST; incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (No. 33-11686).
 4.1              Form of Specimen Senior Secured Note (including in page A-1 of
                  Exhibit 4.10 to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-11686).
 4.2 Form of Indenture between Plastic Specialties and Technologies, Inc. And First Fidelity Bank, NA Pennsylvania, as Trustee, relating to the Ssenior Secured Notes of Plastic Specialties and Technologies, Inc. Due 2003 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Registration Statement of Plastic Specialties and Technologies, Inc. On Form S-1 (No. 33-66338) filed November 8, 1993).
10.1              Lease, dated June 1989, between Richard C. Lauer and Roy I.
                  Anderson, as lessor, and PST, as lessee, re: 19555 East Arenth Avenue, City of Industry, California, incorporated by reference to Exhibit 28.1 to Form 10-Q of the Registrants for the fiscal quarter ended October 31, 1992.
10.2              Lease, dated September 23, 1991, between E.T. Hermann and Jane
                  D. Herman 1978 Living Trust, as lessor, and the Colorite Plastics Division of PST, as lessee, re: 909 East Glendale Avenue, Sparks, Nevada, incorporated by reference to Exhibit
                  28.1 to Form 10-Q of the Registrants for the fiscal quarter ended October 31, 1992.
10.3 Lease, dated January 1, 1993, between OHR Realty Corporation, as lessor, and PST, as lessee, re: Piscataway, New Jersey; incorporated by reference to Exhibit 28.1 to Form 10-Q of the Registrants for the fiscal quarter ended October, 1992.
10.5 Lease, dated April 24, 1972, between Pacific Western Warehouse, Inc. and Dart Industries, Inc. (assigned by Dart Industries, Inc. To PST); incorporated by reference to Exhibit
                  10.8 to the Registration Statement on Form S-1 (No. 33-11686).
10.6              Lease, dated May 24, 1994 between LaSalle National Trust, N.A.
                  as Trustee under Trust Agreement dated May 16, 1994 and Known as Trust Number 118722, as Lessor and American Gasket and Rubber Company (a division of PST's Action Technology Subsidiary), as lessee, re: Schaumburg, Illinois.

10.7              Plastic Specialties and Technologies, Inc. And Affiliates
                  Pension Plan, Amended and Restated Effective as of January 1,
                  1985; incorporated by reference to Exhibit 10.18 to
                  Registration Statement on Form S-1 (No. 33-11686).
10.8              Senior Loan Agreement dated as of December 30, 1992 between
                  PST, as borrower, General Electric Capital Corporation, as agent and lender, and certain participating lenders (the "GECC
                  Senior Loan Agreement"); incorporated by reference to Exhibit
                  10.24 to Annual Report on Form 10-K of the Registrants for the
                  fiscal year ended July 31, 1992.
10.9              Amendment No. 2 dated July 7, 1993 to the GECC Senior Loan
                  Agreement; incorporated by reference to Exhibit 10.9 to
                  Registration Statement on Form S-1 (No. 33-66338).
10.10             Amendment No. 3 dated October 8, 1993 to the GECC Senior Loan
                  Agreement; incorporated by reference to Exhibit 10.10 to
                  Amendment No. 1 to Registration Statement on Form S-1 (No. 33-
                  66338).
10.11             Amendment No. 4 dated January 31, 1997 to the GECC Senior Loan
                  Agreement; incorporated by reference to Exhibit 10.11 to
                  Amendment No. 1 to Registration Statement on Form S-1 (No.
                  33-66338).
10.12             Receivable Purchase Program Agreement between General Electric
                  Capital Corporation and Plastic Specialties and Technologies,
                  Inc. dated January 31, 1997
10.13             Demand Note dated May 20, 1988 between Peter R. Harvey and
                  Plastic Specialties and Technologies, Inc. (incorporated by reference from Exhibit 10.7 to Annual Report on Form 10-K/A of PureTec Corporation for year ended July 31, 1997 (File
                  No. 0-26508)).
21                List of subsidiaries of PST
27                Financial Data Schedule

(b)               None
(c)               See Item 14(a)(3) above.
(d)               See Item 14(a)(2) above.