Form 10-Q
period 1997-10-31
PLASTIC SPECIALTIES & TECHNOLOGIES INC
filed 1997-12-15
CIK 810628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended:    October 31, 1997

Commission File Number:   0-26508

                   PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                             22-3376449
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

                           Yes   X                   No

         The number of shares of common stock of the Registrant outstanding as of December 12, 1997 was 8,319,833 of which 323,985 of such shares were held by unaffiliated persons. The Company is not aware of the market value of the unaffiliated shares.

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                 C O N T E N T S



                                                                        Page
Part I  FINANCIAL INFORMATION:

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets as of                    3
                      October 31, 1997 and July 31, 1997

                      Consolidated Statements of Operations                4
                      for the three month periods ended
                      October 31, 1997 and 1996

                      Consolidated Statements of Cash Flows                5
                      for the three month periods ended
                      October 31, 1997 and 1996

                      Notes to Consolidated Financial                    6-9
                      Statements

       Item 2.        Management's Discussion and Analysis             10-13
                      of Financial Condition and Results of
                      Operations

Part II  OTHER INFORMATION:

       Item 1 to Item 6.                                                  14

       Signatures                                                         15

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                              October 31,   July 31,
                                                                                 1997         1997
                                                                              ---------    ---------
CURRENT ASSETS:
                                   ASSETS

      Cash and cash equivalents                                               $   4,447    $   6,460
      Accounts receivable, less allowance of $1,398 and $1,454 as of
          October 31, 1997 and July 31, 1997, respectively                       34,205       49,384
      Inventories                                                                61,497       47,848
      Prepaid expenses and other current assets                                   6,217        3,653
      Deferred income taxes                                                       1,379        1,394
                                                                              ---------    ---------
TOTAL CURRENT ASSETS                                                            107,745      108,739

PROPERTY, PLANT AND EQUIPMENT, net                                               60,598       57,820

GOODWILL, net                                                                    40,218       40,558
DUE FROM PARENT, net                                                              5,595        4,581
OTHER ASSETS, net                                                                 7,164        6,444
NOTES AND INTEREST RECEIVABLE FROM OFFICERS                                         408          403
                                                                              ---------    ---------
TOTAL ASSETS                                                                  $ 221,728    $ 218,545
                                                                              =========    =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Short term borrowings                                                   $  38,181    $  36,772
      Accounts payable                                                           23,949       21,370
      Accrued expenses                                                           10,990       14,946
      Accrued interest                                                            6,203        2,789
      Current portion of long-term debt                                           1,374        1,249
                                                                              ---------    ---------
TOTAL CURRENT LIABILITIES                                                        80,697       77,126
                                                                              ---------    ---------

OTHER LONG-TERM LIABILITIES                                                       3,469        4,175
PENSION LIABILITIES                                                                 567          567
DEFERRED INCOME TAXES                                                             4,868        4,777
LONG-TERM DEBT                                                                  134,255      134,196
                                                                              ---------    ---------
TOTAL LIABILITIES                                                               223,856      220,841

COMMITMENTS AND CONTINGENCIES (See Note 3)

STOCKHOLDERS'  DEFICIT:
      Common stock, par value $.01; 10,000,000 shares authorized; 8,319,833 shares issued and outstanding, at October 31, 1997 and
           July 31, 1997                                                             83           83
      Additional paid-in capital                                                 16,488       16,438
      Accumulated deficit                                                       (13,366)     (12,748)
      Receivable from majority stockholder-Ozite Corporation                     (2,892)      (2,892)
      Receivable from officer, including accrued interest                          (717)        (717)
      Cumulative foreign currency translation adjustment                         (1,724)      (2,460)
                                                                              ---------    ---------
      NET STOCKHOLDERS' DEFICIT                                                  (2,128)      (2,296)
                                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $ 221,728    $ 218,545
                                                                              =========    =========

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                          Three Months Ended
                                                              October 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------


NET SALES                                              $   53,853    $   50,037
                                                       ----------    ----------
COSTS AND EXPENSES:
       Cost of goods sold                                  40,701        39,031
       Selling, general and administrative                  8,296         7,120
       Research and development                               143           160
       Amortization of intangible assets                      343           329
                                                       ----------    ----------
                                                           49,483        46,640
                                                       ----------    ----------
INCOME  FROM OPERATIONS                                     4,370         3,397
                                                       ----------    ----------

OTHER EXPENSE (INCOME) :
       Interest expense                                     4,112         4,075
       Debt issuance cost and discount amortization           203           222
       Foreign exchange loss                                   93             6
       Other, net                                              50           (20)
                                                       ----------    ----------
                                                            4,458         4,283
                                                       ----------    ----------
LOSS FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES                                           (88)         (886)
       Provision  for income taxes                            294           247
                                                       ----------    ----------
LOSS FROM CONTINUING OPERATIONS                              (382)       (1,133)
                                                       ----------    ----------

DISCONTINUED OPERATIONS:
       Loss from disposal of discontinued operations         (236)         --
       Loss from discontinued operations                     --            --
                                                       ----------    ----------
                                                             (236)         --
                                                       ----------    ----------

NET LOSS                                               $     (618)   $   (1,133)
                                                       ==========    ==========


LOSS PER COMMON SHARE:
          Loss from continuing operations              $    (0.05)   $    (0.14)
          Loss from discontinued operations                 (0.03)         --
                                                       ----------    ----------
       Loss per common share                           $    (0.08)   $    (0.14)
                                                       ==========    ==========


WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                               8,319,833     8,319,833
                                                       ==========    ==========

                 See notes to consolidated financial statements

           PLASTIC SPECIALTIES AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
[CAPTION]

                                                                                Three Months Ended
                                                                                    October 31,
                                                                               ---------------------
                                                                                 1997         1996
                                                                               --------     --------


NET CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations                                                    (382)    $ (1,133)
  Adjustment for Recycling acquisition                                             --            857
                                                                               --------     --------
Loss net of acquisition adjustment                                                 (382)        (276)
  Adjustment to reconcile net income to net cash used in
    operating activities from continuing operations:
       Amortization                                                                 546          562
       Depreciation                                                               1,563        1,424
       Deferred income taxes                                                         15          (80)
      (Gain) loss on the sale of fixed assets                                      --             (6)
       Provision for losses on accounts receivable
         and other reserves                                                         (59)         (35)
       Changes in assets and liabilities:
         (Increase) decrease in assets:
            Accounts receivable                                                  13,522       10,855
            Accounts receivable factored                                          2,087         --
            Inventories                                                         (13,376)     (20,584)
            Prepaid expenses and other current assets                            (2,558)        (953)
            Other assets                                                         (1,679)        (350)
            Notes and interest receivable from officers                             (15)          (5)
         Increase (decrease) in liabilities:
            Accounts payable, other current  liabilities, accrued interest,
              current deferred taxes and current portion of long-term debt          479        3,260
            Other long-term liabilities                                          (1,024)        (176)
         NET CASH USED IN OPERATING ACTIVITIES                                 --------     --------
            FROM CONTINUING OPERATIONS                                             (881)      (6,364)
                                                                               --------     --------

Loss from discontinued operations                                                  (236)        --
         NET CASH USED IN OPERATING ACTIVITIES                                 --------     --------
            FROM DISCONTINUED OPERATIONS                                           (236)        --
                                                                               --------     --------

         NET CASH USED IN OPERATING ACTIVITIES                                   (1,117)      (6,364)
                                                                               --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (2,632)      (1,391)
   Acquisition of Recycling operations                                             --         (4,400)
   Proceeds from sale of property and equipment                                    --              6
                                                                               --------     --------

         NET CASH USED IN INVESTING ACTIVITIES                                   (2,632)      (5,785)
                                                                               --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing under revolving credit
  facility and short-term borrowing, net                                          1,409        7,649
 Proceeds from long-term debt                                                       146         --
 Repayments from long-term debt                                                    --           --
 (Repayment of) borrowings of term loans                                           --           (128)
 Repayment of capital leases                                                       --             (9)
                                                                               --------     --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           1,555        7,512

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             181         (139)
                                                                               --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        (2,013)      (4,776)
CASH AND CASH EQUIVALENTS, beginning of the period                                6,460        6,098
                                                                               --------     --------
CASH AND CASH EQUIVALENTS, end of period                                       $  4,447     $  1,322
                                                                               ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                                    $    698     $    507
                                                                               ========     ========
   Income taxes                                                                $      2     $    233
                                                                               ========     ========

Non-cash financing transaction:
   Capital contributed by PureTec related to recycling acquisition             $   --       $    250
   Assumption of recycling lease                                                  1,391         --


                 See notes to consolidated financial statements

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1.     ORGANIZATION, DESCRIPTION OF BUSINESS AND ACQUISITIONS

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

       Ozite Corporation, a wholly owned subsidiary ("Ozite") is the majority stockholder of Plastic Specialties and Technologies, Inc. ("PST"). On June 27, 1997, PureTec completed a private placement offer for most of the stock of PST not already owned, in exchange for new unregistered shares of PureTec common stock that were privately placed by PureTec. Prior to the completion of the exchange offer, PureTec, through its ownership of Ozite, indirectly owned 82.7% of the outstanding common stock of PST. In the exchange offer, PureTec, through Ozite offered to exchange two new unregistered shares of PureTec common stock for each share of PST common stock validly tendered . In total, 1,117,515 shares, or 13.4%, of the PST common stock outstanding were accepted for exchange by Ozite in the private exchange offer. As of October 31, 1997, Ozite owned approximately 96% of the outstanding common stock of PST.

       On November 11, 1997, PureTec announced that it had signed an Agreement and Plan of Merger ("Agreement") with Tekni-Plex, Inc., ("Tekni-Plex") a privately -owned company, pursuant to which PureTec would, through a merger ("Merger") become a wholly-owned subsidiary of Tekni-Plex. The Agreement provides that the owner of each share of common stock of PureTec would receive $3.50 in cash for that share in the Merger. The Agreement and the Merger will be submitted to the shareholders of PureTec for approval at PureTec's annual shareholders' meeting expected to be held in January 1998. The Agreement and the Merger have been unanimously approved, and recommended to shareholders for adoption, by PureTec's Board of Directors. Officers and directors of PureTec owning approximately 10% of the outstanding common stock of PureTec have agreed to vote their shares in favor of the Merger.

       The Agreement contains a number of conditions which must be satisfied in order for the Merger to occur, including the successful completion of a consent solicitation and tender offer for PST's 11.25% Senior Secured Notes due 2003, the receipt of all necessary governmental and regulatory approvals, and the absence of any changes occurring prior to the closing date which would have a material adverse significance with respect to the value of PureTec and its subsidiaries, taken as a whole.

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

       The Agreement is terminable by Tekni-Plex , PureTec, or either of them under certain circumstances. In the event the Agreement is terminated because PureTec's Board of Directors withdraws or materially modifies its approval or recommendation of the Merger or the Agreement or another person, entity or group acquires beneficial ownership of 50% or more of the outstanding shares of PureTec's Common Stock, PureTec is obligated to pay a fee of $10 million to Tekni-Plex and to reimburse Tekni-Plex for up to $5 million of its expenses in connection with the Agreement and related transactions. PureTec expects the Merger to be completed in February 1998, but cannot assure that all of the conditions to the Merger will be satisfied.

       Concurrently with execution of the Merger Agreement, Tekni-Plex purchased a Convertible Note issued by PureTec in the amount of $5 million. The loan will assist PureTec and PST in meeting expected cash requirements in the period prior to completion of the Merger. The Convertible Note bears interest at 13% and is convertible at any time following the 60th day after any termination of the Agreement into a number of shares of Common Stock sufficient to retire the principal amount of the Note plus accrued interest or in any event at a base conversion rate of one share of Common Stock per $2.72 of obligations owed under the Note. The Company is required to file a registration statement with respect to the Common Stock issuable upon conversion promptly following a termination of the Merger Agreement. The Convertible Note matures on September 30, 1998. The Convertible Note is subject to prepayment by PureTec in cash at any time, and contains covenants and events of default customary for a debt instrument of this type.



2.     INTERIM FINANCIAL INFORMATION

       The consolidated balance sheet of the Company as of October 31, 1997, the consolidated statements of operations for the three month periods ended October 31, 1997 and 1996 and the consolidated statements of cash flows for the three months ended October 31, 1997 and 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The July 31, 1997 balance sheet data is derived from the audited consolidated financial statements. The attached financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.


3.     COMMITMENTS AND CONTINGENCIES

       In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,114 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

income tax assessment of approximately $902 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

       In May 1992, PST and all of its directors as of 1988, as well as K&B Liquidating Corp. (a former subsidiary of PST which is being liquidated) were named in two lawsuits filed in the Minnesota state courts. The plaintiffs are Douglass Hutchinson (since deceased) and James Czaja, both of whom were former employees of a former subsidiary of PST, Circuit Chemistry Manufacturing Corp. ("Circuit Chemistry"). The suits alleged several causes of action, all of which center upon a claim that PST and/or other defendants did not adequately disclose sufficient information to the plaintiffs in connection with the acquisition from the plaintiffs by PST of their 20% equity interest in Circuit Chemistry, and the termination of their employment agreements. The cases brought by Czaja and Hutchinson have been settled by PST. Previously, management had expected these cases to be litigated, and management had expected that PST would win these cases. Total settlement payments to the plaintiffs in connection with this settlement were $1,725 and have been paid out of the Company's working capital as of October 31, 1997.

       During fiscal 1997, litigation relating to Ozite Mfg. with MDC Wallcoverings and Ashley Alsip was settled.

       Additionally, the Company is party to certain other litigations and environmental proceedings in the ordinary course of business, none of which it believes are likely to have a material adverse effect on its financial position or results of operations.


4.     INVENTORIES

                                                   October 31,    July 31,
                                                      1997          1997
                                                    -------       -------
                                                          (Unaudited)

              Raw materials                         $20,166       $20,498
              Recycled material                         647           771
              Work-in-process                         1,712         1,288
              Finished goods                         25,291        38,972
                                                    -------       -------
                                                    $61,497       $47,848
                                                    =======       =======


5.      INVESTMENTS IN AFFILIATES AND CERTAIN RELATED TRANSACTIONS

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


        b. Investments

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


        c. Certain Other Indebtedness

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

6.      INCOME TAXES

        The Company's tax provision for the periods ended October 31, 1997 and 1996 are primarily due to the Company's foreign operations. The tax provision does not reflect the expected 34% benefit based on existing federal tax rates due to the sizable operating losses experienced in its domestic operations. The Company has not anticipated the tax benefits of such losses as it is more likely than not that such deferred tax asset would not be realizable at this time. Information with respect to net operating losses is as reported in Note 12 of the Company's Form 10-K for the year ended July 31, 1997.

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

                                     PART I
                              FINANCIAL INFORMATION
                  (Dollars in thousands, except per share data)

Item 1.        FINANCIAL STATEMENTS

               See pages 3 through 9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

        The following table sets forth the percentage of net sales of the Company represented by the components of income and expense for the three month periods ended October 31, 1997 and 1996:


                                                          1997          1996
                                                          ----          ----

Net sales                                                100.0%        100.0%
Cost of goods sold                                       (75.6)        (78.0)
                                                         -----         -----
Gross profit                                              24.4          22.0
Selling, general and administrative expenses             (15.4)        (14.2)
Amortization of intangible assets                         (0.6)         (0.7)
Research and development                                  (0.3)         (0.3)
                                                         -----         -----

Income from operations                                     8.1           6.8

Interest expense                                          (7.6)         (8.2)
Debt issuance cost and discount amortization              (0.4)         (0.4)
Foreign exchange (gain) loss                              (0.2)          0.0
Other, net                                                (0.1)         (0.0)
                                                         -----         -----
Loss from continuing operations
    before income taxes                                   (0.2)         (1.8)
Provision for income taxes                                (0.5)         (0.5)
                                                         -----         -----
Loss from continuing operations before
    discontinued operations                               (0.7)         (2.3)
Discontinued operations                                   (0.4)          --
                                                         -----         -----
Net loss                                                  (1.1)%        (2.3)%
                                                         =====         =====



Three months ended October 31, 1997 vs. Three months ended October 31, 1996:

        Net sales from continuing operations in the three month period ended October 31, 1997 were $53,853 compared to $50,037 in the three month period ended October 31, 1996. The increase is mainly attributable to increases in sales volume for garden hose and recycled plastics.

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

        Gross profit for the three months ended October 31, 1997 was $13,782, an increase of $2,776, (25.2 %) compared to a gross profit of $11,006 for the three months ended October 31, 1996. Gross profit as a percentage of sales increased to 24.4% from 22.0% for the same period. Gross profit was favorably affected primarily as a result of the increased sales volume as mentioned abve as well as improved manufacturing efficiencies.

        Selling, general and administrative expenses for the three months ended October 31, 1997 were $8,296, a $1,176 (16.5%) increase compared to $7,120 for the three months ended October 31, 1996. As a percentage of net sales, these expenses increased to 15.4% from 14.2%. The increase is primarily a result of the reversal of certain previously accrued expenses in the first quarter of 1996 including management compensation.

        Operating income for the three months ended October 31, 1997 and 1996 was $4,370 and $3,397, respectively. The $973 increase in operating income is primarily attributable to increased sales volumes, partly offset by higher cost of goods sold and higher selling, general and administrative expenses. Additionally, this increase in operating income was partially offset by startup expenses at the Company's new plant in Northern Ireland.

        Interest expense for the three month period ended October 31, 1997 was $4,112, a $37 increase compared to the three months ended October 31, 1996, respectively.

        The income tax provision for the three months ended October 31, 1997 is comprised of foreign tax provisions of $726 and a domestic tax benefit of $432. The tax provision for the three months ended October 31, 1996 is comprised of a foreign tax provision of $547 partially offset by a federal income tax benefit of $300.

        The Company had a loss from continuing operations for the three month period ended October 31, 1997 and 1996 of $382 and $1,133, respectively.

         For the three months ended October 31, 1997 the Company recorded a loss of $236 within discontinued operations related to the Circuit Chemistry lawsuit settlement (See Note 3).

Liquidity and Capital Resources

        In the past, the Company has expanded its operations through the expansion of existing activities, acquisitions of new facilities and various business combinations. Historically, the Company's sources of liquidity and capital resources have been net cash provided by operations, bank financing, private placements of the Company's securities and other private and public financial sources.

        While the management of the Company believes that the Company will be able to operate on a positive cash flow basis with respect to continuing operations during the fiscal year ending July 31, 1998, the ability of the Company to continue to expand its operations may require additional funding.

        Cash and cash equivalents decreased $2,013 for the three months ended October 31, 1997 compared to a $4,776 decrease for the three months ended October 31, 1996. The changes for these periods were attributable to the factors discussed below.

        The Company had working capital of approximately $27,048 at October 31, 1997 compared to working capital of approximately $31,613 at July 31, 1997. The decrease in working capital is attributable to an increase in short term borrowings of $1,409, an increase in accrued interest of $3,414, a decrease in accounts receivable of $15,179, partially offset by increases in inventory ($13,649) and lower accrued expenses of $3,956.

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

        Net cash used in operating activities was approximately $1,117 for the three months ended October 31, 1997. The change was due principally to an increase in inventory of 13,376 and an increase in prepaid expenses of $2,558, partly offset by an decrease in accounts receivable of $13,522. Net cash used in investing activities was approximately $2,632 and $5,785 for the three months ended October 31, 1997 and 1996, respectively. Net cash used in investing activities for the three months ended October 31, 1996 included $4,400 for the plastic recycling acquisition. Cash flows from financing activities were approximately $1,555 for the three months ended October 31, 1997, which included a $1,409 increase in short term borrowings. For the three months ended October 31, 1996, net cash provided from financing activities was approximately $7,512 which included a $7,649 increase in short-term borrowings.

        The Company's businesses are relatively stable and mature and do not generally require significant ongoing additions to plant and equipment. Capital expenditures for the three month period ended October 31, 1997 and 1996 were

$2,632 and $1,391, respectively.

Borrowings, Debt Offerings and Redemptions

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

        In addition, on January 31, 1997 PST signed a Receivables Agreement with the CLC that provides PST with the ability to sell a 100% ownership interest, without recourse, in certain Eligible Receivables generated by PST. The CLC's commitment to purchase said receivables from PST are restricted to the period beginning each February 1 and ending on each May 31. The aggregate invoice face amount of purchased receivables will not exceed $12,000.
PST is obligated to service the Eligible Receivables that it sells to the CLC.

        At October 31, 1997 and July 31, 1997, short-term borrowings include revolving credit advances of $37,338 and $36,772, respectively, under the Amended Agreement and $2,087 of factored receivables at July 31,

            PLASTIC SPECIALTIES & TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1997. There were no factored receivables outstanding as of October 31, 1997.

        On November 8, 1993, PST issued $125,000 principal amount of 11-1/4% Senior Secured Notes due in 2003. The Senior Secured Notes are senior secured obligations of PST, ranking pari passu in right of payment with all existing and future senior indebtedness of PST and senior to all subordinated indebtedness of PST, if any. The Senior Secured Notes are secured by substantially all real property, machinery, equipment, general intangibles and other intellectual property now owned or hereafter acquired by PST and by a pledge of all outstanding capital stock of Plastic Specialties and Technologies Investments, Inc., a wholly-owned subsidiary of PST. The indenture for the Senior Secured Notes contains covenants which restrict, among other matters, the ability of PST and its subsidiaries to incur additional indebtedness, pay dividends, (except as defined in the indenture) redeem capital stock, prepay subordinated indebtedness, create liens, dispose of certain assets, engage in sale and merger transactions, make contributions, loans or advances and enter into transactions with affiliates.

        Concurrently with execution of the Merger Agreement (as discussed in Note 1), Tekni-Plex purchased a Convertible Note issued by PureTec in the amount of $5 million. The loan will assist PureTec and PST in meeting expected cash requirements in the period prior to completion of the Merger. The Convertible Note bears interest at 13% and is convertible at any time following the 60th day after any termination of the Agreement into a number of shares of Common Stock sufficient to retire the principal amount of the Note plus accrued interest or in any event at a base conversion rate of one share of Common Stock per $2.72 of obligations owed under the Note. The Company is required to file a registration statement with respect to the Common Stock issuable upon conversion promptly following a termination of the Merger Agreement. The Convertible Note matures on September 30, 1998. The Convertible Note is subject to prepayment by the Company in cash at any time, and contains covenants and events of default customary for a debt instrument of this type.

Future Capital Expenditure and Commitments

        The Company's businesses are relatively mature and as a result do not require significant ongoing additions to plant and equipment, except for the expansion discussed below. The Company generally finances its ongoing capital expenditure requirements from its cash flow provided from operations and borrowings under its Revolving Credit Facility.

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


Inflation

        Generally, the Company's operations have benefited from relatively stable or declining prices for raw materials. During fiscal 1998, the Company has benefited domestically from declining raw material costs. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,114 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $902 (32,083,000 Belgian Francs) for the year ended July 31, 1992. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed and has not paid or accrued for the assessments. Based on the advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

        In May 1992, PST and all of its directors as of 1988, as well as K&B Liquidating Corp. (a former subsidiary of PST which is being liquidated) were named in two lawsuits filed in the Minnesota state courts. The plaintiffs are Douglass Hutchinson (since deceased) and James Czaja, both of whom were former employees of a former subsidiary of PST, Circuit Chemistry Manufacturing Corp. ("Circuit Chemistry"). The suits alleged several causes of action, all of which center upon a claim that PST and/or other defendants did not adequately disclose sufficient information to the plaintiffs in connection with the acquisition from the plaintiffs by PST of their 20% equity interest in Circuit Chemistry, and the termination of their employment agreements. The cases brought by Czaja and Hutchinson have been settled by PST. Previously, management had expected these cases to be litigated, and management had expected that PST would win these cases. Total settlement payments to the plaintiffs in connection with this settlement were $1,725, and have been paid out of the Company's working capital as of October 31, 1997

        During fiscal 1997, litigation relating to Ozite Mfg. with MDC Wallcoverings and Ashley Alsip was settled.

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

               Exhibit 27.      Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      PLASTIC SPECIALTIES AND TECHNOLOGIES, INC.

                      By:          /s/ Thomas V. Gilboy
                         -----------------------------------
                      Thomas V. Gilboy
                      Chief Financial Officer and Vice President


Dated:  December 12, 1997